Form 10-Q
period 1996-03-31
STERLING HEALTHCARE GROUP INC
filed 1996-05-20
CIK 890446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------     ---------

                         Commission File Number 1-13074
                                                -------

                        STERLING HEALTHCARE GROUP, INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Florida                                                     65-0337205
     ----------------------------------------------------------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                     Identification No.)

                            6855 Red Road, Suite 400

          Coral Gables, Florida                               33134
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

        Registrant's Telephone Number, Including Area Code 305-665-1911
                                                           ------------

Indicate by check mark whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

As of May 10, 1996, the Company had a total of 7,964,977 shares of Common Stock outstanding, par value $.0001 per share.

                        STERLING HEALTHCARE GROUP, INC.


                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
        March 31, 1996 (unaudited) and December 31, 1995 .................. 1

        Condensed Consolidated Statements of Operations - three
        months ended March 31, 1996 and 1995 (unaudited) .................. 2

        Condensed Consolidated Statements of Cash Flows - three
        months ended March 31, 1996 and 1995 (unaudited) .................. 3

        Notes to Consolidated Condensed Financial Statements (unaudited)... 4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................... 4


PART II.OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 7

Item 2. Changes in Securities ............................................. 7

Item 3. Defaults Upon Senior Securities.................................... 7

Item 4. Submission of Matters to Vote of Security Holders ................. 7

Item 5. Other Information ................................................. 7

Item 6. Exhibits and Reports on Form 8-K .................................. 7

SIGNATURES ................................................................ 8

                        STERLING HEALTHCARE GROUP, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                   As of March 31, 1996 and December 31, 1995


                    ASSETS
                                                                         March 31, 1996      December 31, 1995
                                                                           (unaudited)
                                                                        ----------------     -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                               $         -           $ 2,071,173
     Accounts receivable - net                                                31,526,167            29,858,846
     Subsidy and other receivables                                             2,916,503             2,972,859
     Deferred tax assets                                                       2,453,100             2,370,074
     Income taxes receivable                                                           -             1,032,096
     Prepaid expenses                                                            987,895               262,341
                                                                             -----------           -----------
          Total current assets                                                37,883,665            38,567,389
                                                                             -----------           -----------
PROPERTY AND EQUIPMENT - net                                                   3,162,971             3,266,899
                                                                             -----------           -----------
OTHER ASSETS:
     Excess of cost over net assets of
       businesses acquired, net                                               36,355,033            36,474,797
     Other assets                                                                129,239               299,167
                                                                             -----------           -----------
          Total other assets                                                  36,484,272            36,773,964
                                                                             -----------           -----------

          Total assets                                                       $77,530,908           $78,608,252
                                                                             ===========           ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                        $ 1,875,322           $ 1,477,511
     Bank overdrafts                                                             214,472                     -
     Accounts payable                                                            357,736             2,116,824
     Accrued expenses:
          Independent contractors                                              7,054,234             7,186,736
          Billing costs                                                          957,039               937,442
          Other accrued expenses                                                 356,434             1,125,209
     Current portion of accrued liability for
       professional liability claims                                             610,000               610,000
     Current portion of capital lease obligations                                214,395               228,871
     Income taxes payable                                                        256,204               436,775
                                                                             -----------           -----------
          Total current liabilities                                           11,895,836            14,119,368

LONG TERM LIABILITIES:

    Bank line of credit                                                       10,000,000            10,000,000
    Notes payable, excluding current portion                                   1,070,108             1,362,145
    Accrued liability for professional liability
       claims, excluding current portion                                       2,440,000             2,440,000
    Capital lease obligations,
       excluding current portion                                                 110,501               164,168
     Income taxes payable                                                        498,511               997,022
     Other long term payables                                                    292,275               392,275
                                                                             -----------           -----------
          Total liabilities                                                   26,307,231            29,474,978
                                                                             -----------           -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 100,000,000 shares
          authorized, none issued and outstanding at March 31, 1996                    -                     -
          and December 31, 1995
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 7,890,676 and 7,849,927 issued and outstanding
          at March 31, 1996 and December 31, 1995, respectively                      789                   785
     Additional paid-in-capital                                               45,885,078            45,182,727
     Retained earnings                                                         5,612,130             4,233,028
     Less: deferred compensation - stock options                                (274,320)             (283,266)
                                                                             -----------           -----------
          Total stockholders' equity                                          51,223,677            49,133,274
                                                                             -----------           -----------
          Total liabilities and stockholders' equity                         $77,530,908           $78,608,252
                                                                             ===========           ===========



    See accompanying notes to condensed consolidated financial statements

                        STERLING HEALTHCARE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                               March 31,
                                                     -----------------------------
                                                     (Unaudited)       (Unaudited)
                                                         1996              1995
Operating revenue, net                               $33,348,293       $24,049,945
                                                     -----------       -----------
Costs and expenses:
     Cost of affiliated physician services            21,117,383        14,242,939
     Medical support services                          1,585,953         1,355,368
     Selling, general and administrative               7,361,253         6,285,263
     Depreciation and amortization                       788,061           423,270
                                                     -----------       -----------
          Total operating expenses                    30,852,650        22,306,840
                                                     -----------       -----------
          Operating income                             2,495,643         1,743,105
                                                     -----------       -----------
Other income (expense)
     Interest and other income                            27,726             3,130
     Interest and other expenses                        (258,300)         (332,568)
                                                     -----------       -----------
          Other income (expense)                        (230,574)         (329,438)
                                                     -----------       -----------
Income before income tax provision                     2,265,069         1,413,667

Income tax provision                                     885,967           565,500
                                                     -----------       -----------
Net income                                           $ 1,379,102       $   848,167
                                                     ===========       ===========
Earnings per share:

     Primary                                         $      0.17       $      0.16
                                                     ===========       ===========
     Assuming full dilution                          $      0.17       $      0.16
                                                     ===========       ===========
Weighted average common and common stock
     equivalent shares outstanding:

     Primary                                           8,081,126         5,408,484
                                                     ===========       ===========
     Assuming full dilution                            8,209,989         5,414,304
                                                     ===========       ===========


    See accompanying notes to condensed consolidated financial statements

                        STERLING HEALTHCARE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS

                                                                      For the Three       For the Three
                                                                       Months Ended        Months Ended
                                                                      March 31, 1996      March 31, 1995
                                                                      --------------      --------------
Cash flows from operating activities:
   Net income                                                            $1,379,102         $   848,167
                                                                         ----------         -----------
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
     Depreciation                                                           275,243             214,393
     Amortization                                                           512,818             208,877
     Deferred income taxes                                                   49,800            (184,620)
     Deferred compensation - stock options                                    8,945               9,710
     Changes in:
       Accounts, subsidy and other receivables, net                      (1,610,966)         (2,366,402)
       Income taxes receivable                                            1,032,096                   -
       Prepaid expenses and other assets                                   (688,454)            192,961
       Accounts payable, accrued expenses, and other payables            (2,358,837)            536,642
       Accrued liability for professional liability claims                        -              82,500
       Income taxes payable                                                (679,082)            370,566
                                                                         ----------         -----------
         Net adjustments                                                 (3,458,437)           (935,373)
                                                                         ----------         -----------
         Net cash used in operating activities                           (2,079,335)            (87,206)
                                                                         ----------         -----------
Cash flows from investing activities:
  Payments for acquisition of businesses less cash acquired(*)             (393,054)        (14,889,348)
  Purchases of property and equipment                                      (171,317)           (594,948)
                                                                         ----------         -----------
         Net cash used in investing activities                             (564,371)        (15,484,296)
                                                                         ----------         -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants                   702,360                   -
     Proceeds from line of credit, net                                            -          17,385,457
     Payments on notes payable                                             (276,079)         (1,399,667)
     Increase in bank overdrafts                                            214,395                   -
     Payments on capital lease obligations                                  (68,144)            (65,468)
                                                                         ----------         -----------
         Net cash provided by financing activities                          572,532          15,920,322
                                                                         ----------         -----------
Net (decrease) increase in cash and cash equivalents                     (2,071,174)            348,820

Cash and cash equivalents at beginning of period                          2,071,174              18,770
                                                                         ----------         -----------
Cash and cash equivalents at end of period                               $        -         $   367,590
                                                                         ==========         ===========

(*)Acquisitions of businesses, less cash acquired:
     Working capital, excluding cash                                     $        -         $ 3,199,037
     Property and equipment                                                       -             855,767
     Cost in excess of net assets acquired                                 (393,054)         22,422,816
     Other assets                                                                 -              68,944
     Non-current liabilities                                                      -             (71,857)
     Issuance of note payable                                                     -          (3,400,000)
     Issuance of common stock                                                     -          (8,185,359)
                                                                         ----------         -----------
          Cash paid                                                      $ (393,054)        $14,889,348
                                                                         ----------         -----------





    See accompanying notes to condensed consolidated financial statements

                        STERLING HEALTHCARE GROUP, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements presented herein do not include all disclosures provided in the annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the annual financial statements and the footnotes thereto contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 1996.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all the adjustments necessary for a fair presentation of the financial statements. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)  STOCK OPTIONS

In March 1996, pursuant to employment agreements, the Company granted to a certain individuals the right to acquire an aggregate of 76,000 shares of the Company's Common Stock under the Company's Stock Option Plan. The options are exercisable pursuant to vesting schedules of up to two years at a purchase prices per share of $12.75 to $14.50 which represents the fair market value of the Common Stock as of the date of the grant of such options. For the three month period ended March 31, 1996, options to acquire 32,000 shares were canceled. During the same period, warrants to acquire an aggregate of 97,550 shares were exercised at a purchase price of $7.20 each.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a physician practice management company engaged in the business of providing contract management and support services principally to hospital-based emergency departments. As of March 31, 1996, the Company provided services to 91 hospital clients in 19 states. The Company contracts with approximately 1,000 affiliated physicians, who provide medical care to approximately 1.3 million patients annually. In addition, the Company owns six primary care physician practices, manages 23 non-affiliated medical group practices and owns two physical therapy practices.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Operating revenue, net, consists of gross patient revenue, net of contractual adjustments and estimated uncollectibles, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue, and non-patient generated revenues. Operating revenue, net, increased by 38.7%, to $33.3 million in 1996 from $24.0 million in 1995. The increase was attributable to the inclusion of the revenue derived from the operations of the Company's 1995 corporate acquisitions for the full period and from increased revenue from existing contracts. For the three month period ended March 31, 1996, $31.0 million, or 93.1%, of operating revenues, net, were derived from hospital-based services, $1.3 million, or 3.9%, from primary care services, and $1.0 million, or 3.0%, from consulting, recruiting, and publishing services. For the three month period ended March 31, 1995, 89.6% of the Company's operating revenues were derived from hospital-based services.

     Cost of affiliated physicians services ("Physician Costs") increased by 48.3%, to $21.1 million for the three month period ended March 31, 1996 from $14.2 million for the three month period ended March 31, 1995, due primarily to the increase in the number of healthcare professionals under contract and negotiated increases in fees paid to certain healthcare professionals. Physician Costs increased to 63.3% of operating revenue, net for the three month period ended March 31, 1996 from 59.2% for the three month period ended March 31, 1995.

     Medical support service expenses increased by 17.0%, to $1.6 million for the three month period ended March 31, 1996 from $1.4 million for the three month period ended March 31, 1995. Medical support services expenses decreased to 4.8% of operating revenue, net, for the three month period ended March 31, 1996 from 5.6% for the three month period ended March 31, 1995 as a result of the Company's sale and closing of eight primary care practices in the fourth quarter of 1995. Selling, general and administrative expenses increased by 17.1%, to $7.4 million for the three month period ended March 31, 1996 from $6.3 million for the three month period ended March 31, 1995. Selling, general and administrative expenses decreased to 22.1% of operating revenue, net, for the three month period ended March 31, 1996 from 26.1% for the three month period ended March 31, 1995. Depreciation and amortization increased $365,000 primarily as a result of the Company's increase in property and equipment as well as the increase in the cost in excess of assets acquired as a result of the Company's 1994 and 1995 corporate acquisitions. Total operating expenses decreased from 92.8% of operating revenue, net, in 1995 to 92.5% in 1996.

     Interest expenses (net of interest and other income), decreased to $231,000 for the three month period ended March 31, 1996 from $329,000 for the three month period ended March 31, 1995. The decrease was due to a combination of decreased borrowings under the Company's bank line of credit and lower interest rates.

     Provision for income taxes increased to $886,000 for the three month period ended March 31, 1996 from $566,000 for the three month period ended March 31, 1995. The Company's net income increased 62.6% to $1.4 million for the three month period ended March 31, 1996 from $848,000 for the three month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996 the Company had $26.0 million in working capital compared to $24.4 million as of December 31, 1995. For the three month period ended March 31, 1996, the Company's funds were primarily provided for by financing activities.

     During the three month period ended March 31, 1996, cash of approximately $2.1 million was used in operating activities. The Company's increase in accounts receivable used approximately $1.6 million and a decrease in the Company's payables used approximately $2.4 million. The Company used approximately $564,000 in investing activities with capital expenditures using $171,000 and the purchase of businesses acquired using cash of approximately $393,000. The Company also provided $573,000 by financing activities with proceeds from the exercise of stock options and warrants of $702,000 partially offset by payments on notes payable of $276,000.

     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from existing operating cash flows, if any, and amounts available under the Credit Facility. Although the Company does not have material commitments for capital expenditures, the Company may make additional capital expenditures in connection with future acquisitions.

     The operating results of the periods presented were not significantly affected by inflation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5.  OTHER INFORMATION

         On May 19, 1996 the Company and FPA Medical Management, Inc.
         ("FPA"), a Delaware corporation, and Sterling Acquisition Corporation, ("Subsidiary") a Delaware corporation wholly owned by FPA entered into an Agreement and Plan of Merger ("the Agreement"), whereby, subject to certain conditions precedent, the Subsidiary shall be merged with and into the Company. A copy of the Agreement is filed herewith as Exhibit 2.1. Upon consummation of the merger, the Company will become a wholly-owned subsidiary of FPA and the Subsidiary will cease to exist. The merger is intended to be a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling-of-interests. Subject to regulatory and shareholder approval, the merger is expected to close during the third quarter.

         Pursuant to the Agreement, at the closing of the Merger, each share of the Company's Common Stock will be converted into the right to receive 1.4 shares of FPA Common Stock (the "Exchange Ratio") so long as during the consecutive 15 trading day period commencing 5 trading days prior to the closing of the merger (the "Pricing Period"), the average of the closing prices of the FPA Common Stock as reported on NASDAQ for such 15 consecutive trading days (the "FPA Value") is greater than or equal to $14.87 but less than or equal to $16.43. If the FPA Value is greater than or equal to $13.30 but less than $14.87 the Exchange Ratio shall be increased to the number (expressed as a decimal fraction) which, when multiplied by the FPA Value, will equal $20.81. If the FPA Value is less than $13.30 the Exchange Ratio shall be 1.565, provided that in such event the Company can request that each share of the Company's Common Stock be converted into the right to receive that amount of shares of FPA Common Stock of FPA which, when multiplied by the FPA Value will not exceed $20.81 (the "Increased Right"). If the Company elects its Increased Right, FPA shall have the right to accept such increased exchange ratio or terminate the Agreement. If the FPA Value is greater than $16.43 but less than or equal to $18.00, the Exchange Ratio shall be that number when multiplied by the FPA Value will equal $23.01. If the FPA Value is greater than $18.00 then the Company shall have the right to either accept an Exchange Ratio which when multiplied by the FPA Value is equal to $23.01 or terminate the Agreement.

         Pursuant to the Agreement the shares of Common Stock of FPA to be issued to the Company's stockholders will be registered on a Registration Statement on Form S-4 filed under the Securities Act of 1933, as amended. The consummation of the merger is subject to approval by both companies' stockholders, receipt of all necessary regulatory approvals, satisfactory confirmation that the merger will be treated as a tax-free reorganization and accounted for as a pooling of interests, and other customary conditions. The Agreement may be terminated by the parties if the merger is not consummated by December 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits -

         Exhibit  2.1 - Agreement and Plan of Merger dated as of May 19,
                        1996 by and among FPA Medical Management, Inc., Sterling Acquisition Corporation and the Company.

         Exhibit 10.1 - Termination of Employment Contract dated March 27,
                        1996 between the Company and Laura Seff.


         Exhibit 11   - Statement Re: Computation of per share earnings

         Exhibit 27   - Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

             (1)     Current Report on Form 8-K dated
                     December 29, 1995 regarding the sale by the Company of certain primary care clinics.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                 STERLING HEALTHCARE GROUP, INC.
                                 -------------------------------


Date:  May 20, 1996              By: /s/ Jack S. Greenman
                                    -----------------------------------
                                    Jack S. Greenman
                                    Chief Financial Officer,
                                    Principal Accounting Officer,
                                    Senior Vice President and
                                    Treasurer