Form 10-Q
period 1996-06-30
STERLING HEALTHCARE GROUP INC
filed 1996-08-13
CIK 890446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________  to _________

                         Commission File Number 1-13074

                        STERLING HEALTHCARE GROUP, INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Florida                                                     65-0337205
      ----------------------------------------------------------------------
      (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                     Identification No.)

                            6855 Red Road, Suite 400
           Coral Gables, Florida                                33134
           ----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

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

As of August 6, 1996, the Company had a total of 8,447,917 shares of Common Stock outstanding, par value $.0001 per share.

                        STERLING HEALTHCARE GROUP, INC.


                               TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 1996 (unaudited) and December 31, 1995...................  1

           Condensed Consolidated Statements of Operations - three and six months ended June 30, 1996 and 1995 (unaudited)...................  2

           Condensed Consolidated Statements of Cash Flows - three and six months ended June 30, 1996 and 1995 (unaudited)...................  3

           Notes to Consolidated Condensed Financial Statements (unaudited)..  4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  5



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................  8

Item 2.    Changes in Securities.............................................  8

Item 3.    Defaults Upon Senior Securities...................................  8

Item 4.    Submission of Matters to Vote of Security Holders.................  9

Item 5.    Other Information.................................................  9

Item 6.    Exhibits and Reports on Form 8-K..................................  9

SIGNATURES................................................................... 10



                        STERLING HEALTHCARE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1996 and December 31, 1995


                    ASSETS
                                                                            June 30, 1996      December 31, 1995
                                                                            -------------      -----------------
                                                                             (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 3,144,180          $ 2,071,173
     Accounts receivable - net                                                34,076,453           29,858,846
     Subsidy and other receivables                                             3,298,062            2,972,859
     Deferred tax assets                                                       2,453,103            2,370,074
     Income taxes receivable                                                     857,098            1,032,096
     Prepaid expenses                                                            322,167              262,341
                                                                              ----------          -----------
          Total current assets                                                44,151,063           38,567,389
                                                                              ----------          -----------

PROPERTY AND EQUIPMENT - net                                                   3,022,663            3,266,899
                                                                              ----------          -----------

OTHER ASSETS:
     Excess of cost over net assets of
       businesses acquired, net                                               37,604,054           36,474,797
     Other assets                                                                111,820              299,167
                                                                              ----------          -----------
          Total other assets                                                  37,715,874           36,773,964
                                                                              ----------          -----------


          Total assets                                                       $84,889,600          $78,608,252
                                                                              ----------          -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of notes payable                                         $1,285,843           $1,477,511
     Accounts payable                                                            155,415            2,116,824
     Accrued expenses:
          Independent contractors                                              6,812,004            7,186,736
          Billing costs                                                          815,296              937,442
          Other accrued expenses                                                 598,122            1,125,209
     Current portion of accrued liability for
       professional liability claims                                             700,000              610,000
     Current portion of capital lease obligations                                194,378              228,871
     Income taxes payable                                                                             436,775
                                                                              ----------          -----------
          Total current liabilities                                           10,561,058           14,119,368

LONG TERM LIABILITIES:
    Bank line of credit                                                       10,000,000           10,000,000
    Notes payable, excluding current portion                                   1,011,920            1,362,145
    Accrued liability for professional liability
       claims, excluding current portion                                       2,800,000            2,440,000
    Capital lease obligations,
       excluding current portion                                                  65,467              164,168
     Income taxes payable                                                        635,490              997,022
     Other long term payables                                                    175,546              392,275
                                                                              ----------          -----------
          Total liabilities                                                   25,249,481           29,474,978
                                                                              ----------          -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 100,000,000 shares
          authorized none issued and outstanding at June 30, 1996                      -                    -
          and December 31, 1995
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 8,440,417 and 7,849,927 issued and outstanding
          at June 30, 1996 and December 31, 1995,  respectively                      844                  785
     Additional paid-in-capital                                               52,883,107           45,182,727
     Retained earnings                                                         7,009,543            4,233,028
     Less: deferred compensation - stock options                                (253,375)            (283,266)
                                                                              ----------          -----------
          Total stockholders' equity                                          59,640,119           49,133,274
                                                                              ----------          -----------

          Total liabilities and stockholders' equity                         $84,889,600          $78,608,252
                                                                              ----------          -----------


                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                              ------------------------        ---------------------------
                                              (Unaudited)   (Unaudited)       (Unaudited)     (Unaudited)
                                                 1996          1995              1996            1995
                                                 ----          ----              ----            ----
Operating revenue, net                         $33,047,944  $27,227,795         $66,396,237   $51,277,740
                                               -----------  -----------         -----------   -----------
Costs and expenses:
     Cost of affiliated physician services      20,998,078   16,175,918          42,115,461    30,418,857
     Medical support services                    1,475,500    1,356,387           3,061,453     2,711,755
     Selling, general and administrative         7,337,967    7,079,090          14,699,220    13,364,353
     Depreciation and amortization                 720,991      562,472           1,509,052       985,742
                                               -----------  -----------         -----------   -----------
          Total operating expenses              30,532,536   25,173,867          61,385,186    47,480,707
                                               -----------  -----------         -----------   -----------

          Operating income                       2,515,408    2,053,928           5,011,051     3,797,033
                                               -----------  -----------         -----------   -----------

Other income (expense):
     Interest and other income                      25,939        2,548              53,665         5,678
     Interest and other expenses                  (251,589)    (482,700)           (509,889)     (815,268)
                                               -----------  -----------         -----------   -----------
          Other income (expense)                  (225,650)    (480,152)           (456,224)     (809,590)
                                               -----------  -----------         -----------   -----------

Income before income tax provision               2,289,758    1,573,776           4,554,827     2,987,443

Income tax provision                               892,347      629,500           1,778,314     1,195,000
                                               -----------  -----------         -----------   -----------

Net income                                      $1,397,411     $944,276          $2,776,513    $1,792,443
                                               -----------  -----------         -----------   -----------

Earnings per share:

     Primary                                         $0.17        $0.16               $0.34         $0.32
                                               -----------  -----------         -----------   -----------

     Assuming full dilution                          $0.17        $0.16               $0.33         $0.31
                                               -----------  -----------         -----------   -----------

Weighted average common and common stock equivalent shares outstanding:

     Primary                                     8,362,331    5,777,561           8,220,955     5,593,023
                                               -----------  -----------         -----------   -----------

     Assuming full dilution                      8,431,132    5,986,669           8,317,987     5,700,487
                                               -----------  -----------         -----------   -----------





                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   for the Six        for the Six
                                                                   Months Ended       Months Ended
                                                                  June 30, 1996      June 30, 1995
                                                                  -------------      -------------
                                                                   (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income                                                          2,776,513          1,792,443
                                                                     -----------       ------------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation                                                        549,459            517,892
     Amortization                                                        959,523            458,362
     Deferred income taxes                                              (158,239)          (397,316)
     Deferred compensation - stock options                                17,890             19,421
     Changes in:
       Accounts receivable, subsidy and other receivables, net        (4,542,808)        (5,822,078)
       Income taxes receivable                                         1,032,096                  -
       Prepaid expenses and other assets                                  (5,307)          (159,624)
       Accounts payable, accrued expenses, and other payables         (2,820,767)         1,206,237
       Accrued liability for professional liability claims                     -           (188,500)
       Income taxes payable                                              169,814           (674,953)
                                                                     -----------       ------------

         Net adjustments                                              (4,798,339)        (5,040,559)
                                                                     -----------       ------------

         Net cash used in operating activities                        (2,021,826)        (3,248,116)
                                                                     -----------       ------------

Cash flows from investing activities:
  Payments for acquisitions less cash acquired*                       (1,193,054)       (15,156,047)
  Purchases of property and equipment                                   (305,225)        (1,047,084)
                                                                     -----------       ------------

         Net cash used in investing activities                        (1,498,279)       (16,203,131)
                                                                     -----------       ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                5,666,782            144,000
   Proceeds from bank line of credit, net                                      -         21,887,758
   Payments on notes payable                                            (940,475)        (2,607,344)
   Increase in bank overdrafts                                                 -            145,764
   Payments on capital lease obligations                                (133,195)          (137,701)
                                                                     -----------       ------------

         Net cash provided by financing activities                     4,593,112         19,432,477
                                                                     -----------       ------------

Net decrease (increase) in cash and cash equivalents                   1,073,007            (18,770)

Cash and cash equivalents at beginning of period                       2,071,173             18,770
                                                                     -----------       ------------

Cash and cash equivalents at end of period                            $3,144,180                 $0
                                                                     -----------       ------------


*Acquisitions of businesses, less cash acquired:
     Working capital, excluding cash                                           0          2,695,530
     Property and equipment                                                    0            855,767
     Cost in excess of net assets acquired                             2,071,431         23,193,022
     Other assets                                                              0             68,944
     Non-current liabilities                                            (450,000)           (71,857)
     Issuance of note payable                                                  0         (3,400,000)
     Issuance of common stock                                           (428,377)        (8,185,359)
                                                                     -----------       ------------
          Cash paid                                                    1,193,054         15,156,047
                                                                     -----------       ------------


Supplemental disclosure of noncash investing activities:
       New capital lease obligations                                          $0            $62,000
                                                                     -----------       ------------





                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all the adjustments necessary for a fair presentation of the financial statements. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)  STOCK OPTIONS

In March 1996, pursuant to employment agreements, the Company granted to a certain individuals the right to acquire an aggregate of 76,000 shares of the Company's Common Stock under the Company's Stock Option Plan. The options are exercisable pursuant to vesting schedules of up to two years at a purchase prices per share of $12.75 to $14.50 which represents the fair market value of the Common Stock as of the date of the grant of such options. For the three month period ended March 31, 1996, options to acquire 32,000 shares were canceled. During the same period, warrants to acquired an aggregate of 97,550 shares were exercised at a purchase price of $7.20 each. For the six month period ended June 30, 1996, options to acquire 1,200 shares were canceled and options to acquire 443,834 shares were exercised at purchase prices per share of $9.97 to $14.13.

(3)  MERGER

On May 19, 1996 the Company and FPA Medical Management, Inc. ("FPA") entered into an Agreement and Plan of Merger (the "Agreement") whereby, subject to certain conditions precedent, a subsidiary of FPA will be merged with and into the Company. Upon consummation of the merger, the Company will become a wholly owned subsidiary of FPA. At the closing of the merger, each share of the Company's Common Stock will be converted into the right to receive 1.4 shares of FPA Common Stock, subject to adjustment. FPA is a national healthcare management service organization which organizes and manages primary care physician practices and networks that contract with heath maintenance organization and other prepaid health insurance plans to provide physician and related healthcare services to enrollees who select FPA primary care physicians. The merger is anticipated to be consummated prior to December
31, 1996.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a physician practice management company engaged in the business of providing contract management and support services principally to hospital-based emergency departments. As of June 30, 1996, the Company provided services to 91 hospital clients in 20 states. The Company contracts with approximately 1,000 affiliated physicians, who provide medical care to approximately 1.3 million patients annually. In addition, the Company owns six primary care physician practices, manages 23 non-affiliated medical group practices and owns two physical therapy practices.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Operating revenue, net, consists of gross patient revenue, net of contractual adjustments and estimated uncollectibles, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue, and non-patient generated revenues. Operating revenue, net, increased by 21.4%, to $33.0 million in 1996 from $27.2 million in 1995. Of the $5.8 million increase, $4.4 million was attributable to the inclusion of the revenue derived from the operations of the Company's 1995 corporate acquisitions for the full period and 1996 corporate acquisitions and $1.4 million was attributable to increased revenue from existing contracts.

     Cost of affiliated physicians services ("Physician Costs") increased by 29.8%, to $21.0 million for the three month period ended June 30, 1996 from $16.2 million for the three month period ended June 30, 1995, due primarily to the increase in the number of healthcare professionals under contract and negotiated increases in fees paid to certain healthcare professionals. Physician Costs increased to 63.5% of operating revenue, net for the three month period ended June 30, 1996 from 59.4% for the three month period ended June 30, 1995.

     Medical support service expenses increased by 8.8%, to $1.5 million for the three month period ended June 30, 1996 from $1.4 million for the three month period ended June 30, 1995. Medical support services expenses decreased to 4.5% of operating revenue, net, for the three month period ended June 30, 1996 from 5.0% for the three month period ended June 30, 1995 as a result of the Company's sale and closing of eight primary care practices in the fourth quarter of 1995. Selling, general and administrative expenses increased by 3.7%, to $7.3 million for the three month period ended June 30, 1996 from $7.1 million for the three month period ended June 30, 1995. Selling, general and administrative expenses decreased to 22.2% of operating revenue, net, for the three month period ended June 30, 1996 from 26.0% for the three month period ended June 30, 1995. Depreciation and amortization increased $159,000 primarily as a result of the Company's increase in property and equipment as well as the increase in the cost in excess of assets acquired as a result of the Company's 1995 and 1996 corporate acquisitions. Total operating expenses decreased from 92.5% of operating revenue, net, in 1995 to 92.4% in 1996.

     Interest expenses (net of interest and other income), decreased 53% to $226,000 for the three month period ended June 30, 1996 from $480,000 for the three month period ended June 30, 1995. The decrease was primarily due to decreased borrowings under the Company's bank line of credit.

     Provision for income taxes increased to $893,000 for the three month period ended June 30, 1996 from $630,000 for the three month period ended June 30, 1995. The Company's net income increased 48.0% to $1.4 million for the three month period ended June 30, 1996 from $944,000 for the three month period ended June 30, 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Operating revenue, net, consists of gross patient revenue, net of contractual adjustments and estimated uncollectibles, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue, and non-patient generated revenues. Operating revenue, net, increased by 29.5%, to

$66.4 million in 1996 from $51.3 million in 1995. Of the $15.1 million increase, $8.5 million was attributable to the inclusion of the revenue derived from the operations of the Company's 1995 corporate acquisitions for the full period and 1996 corporate acquisitions and $6.6 million was attributable to increased revenue from existing contracts.

     Physician Costs increased by 38.5%, to $42.1 million for the six month period ended June 30, 1996 from $30.4 million for the six month period ended June 30, 1995, due primarily to the increase in the number of healthcare professionals under contract and negotiated increases in fees paid to certain healthcare professionals. Physician Costs increased to 63.4% of operating revenue, net for the six month period ended June 30, 1996 from 59.3% for the six month period ended June 30, 1995.

     Medical support service expenses increased by 12.9%, to $3.1 million for the six month period ended June 30, 1996 from $2.7 million for the six month period ended June 30, 1995. Medical support services expenses decreased to 4.6% of operating revenue, net, for the six month period ended June 30, 1996 from 5.3% for the six month period ended June 30, 1995 as a result of the Company's sale and closing of eight primary care practices in the fourth quarter of 1995. Selling, general and administrative expenses increased by 10.0%, to $14.7 million for the six month period ended June 30, 1996 from $13.4 million for the six month period ended June 30, 1995. Selling, general and administrative expenses decreased to 22.1% of operating revenue, net, for the six month period ended June 30, 1996 from 26.1% for the six month period ended
June 30, 1995.   Depreciation and amortization increased $523,000 primarily as a result of the Company's increase in property and equipment as well as the increase in the cost in excess of assets acquired as a result of the Company's 1995 and 1996 corporate acquisitions. Total operating expenses decreased from 92.6% of operating revenue, net, in 1995 to 92.5% in 1996.

     Interest expenses (net of interest and other income), decreased to $456,000 for the six month period ended June 30, 1996 from $810,000 for the six month period ended June 30, 1995. The decrease was primarily due to decreased borrowings under the Company's bank line of credit.

     Provision for income taxes increased to $1.8 for the six month period ended June 30, 1996 from $1.2 for the six month period ended June 30, 1995. The Company's net income increased 54.9% to $2.8 million for the six month period ended June 30, 1996 from $1.8 million for the six month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996 the Company had $33.6 million in working capital compared to $24.4 million as of December 31, 1995. For the six month period ended June 30, 1996, the Company's funds were primarily provided for by financing activities.

     During the six month period ended June 30, 1996, cash of approximately $4.8 million was used in operating activities. The Company's increase in accounts receivable used approximately $4.5 million in cash and a decrease in the Company's payables used approximately $2.8 million in cash. The Company used approximately $1.5 million in investing activities with capital expenditures using $305,000 and the payments for businesses acquired using approximately $1.2 million. The Company also generated $4.6 million in cash through financing activities as a result of proceeds from the exercise of stock options and warrants of $5.7 million partially offset by payments on notes payable and other obligations of approximately $1.1 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 31, 1996, at the Company's annual meeting of shareholders, pursuant to the following vote, the following nominees for directors were elected to serve as members of the Company's Board of Directors until the next annual meeting of the Company's shareholders or until their successors are elected and qualified.


         Name                              For         Withheld     Abstain
         ----                              ---         --------     -------
         Stephen J. Dresnick, M.D.         5,725,494     9,881          ---
         Paul Auerbach, M.D.               5,725,494     9,881          ---
         Mel Gottlieb                      5,725,494     9,881          ---
         Glenn Halpryn                     5,725,494     9,881          ---
         Diane Horner, R.N., Ed.D.         5,725,494     9,881          ---
         Herbert A. Wertheim, O.D.         5,725,494     9,881          ---



     ITEM 5.   OTHER INFORMATION

     Not applicable

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

                (1)  Exhibit 11- Statement re: computation of per share earnings
                (2)  Exhibit 27- Financial Data Schedule (for SEC use only)

   (b)   Reports on Form 8-K

                (1) Current Report on Form 8-K dated May 31, 1996 regarding Henry O. Harper, Jr., M.D. declination to stand for re-election as a member of the Company's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                   STERLING HEALTHCARE GROUP, INC.
                                   ---------------------------------




Date:  August 9, 1996              By:  /s/ Jack S. Greenman
                                        -----------------------------
                                        Jack S. Greenman
                                        Chief Financial Officer,
                                        Principal Accounting Officer,
                                        Senior Vice President and
                                        Treasurer