Form 10-K/A
period 1995-12-31
STERLING HEALTHCARE GROUP INC
filed 1996-10-04
CIK 890446

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 1-13074

                               ----------------

                        STERLING HEALTHCARE GROUP, INC.
                        6855 SOUTH RED ROAD, SUITE 400,
                          CORAL GABLES, FLORIDA 33143
                                (305) 665-1911

            INCORPORATED IN                        I.R.S. EMPLOYER
                FLORIDA                          IDENTIFICATION NO.
                                                     65-0337205

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par value $.0001 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the closing sales price of $14 7/8 as of March 22, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was $58,980,535.

  The number of shares of Common Stock outstanding of the registrant was 7,947,477 as of March 22, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  (1) PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS ON MAY 31, 1996 PART
                                      III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        STERLING HEALTHCARE GROUP, INC.

                                   FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   1
Item 2.   Properties.............................................................................   9
Item 3.   Legal Proceedings......................................................................  10
Item 4.   Submission of Matters to a Vote of Security-Holders....................................  10
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  10
Item 6.   Selected Financial Data................................................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  14
Item 8.   Financial Statements and Supplementary Data............................................  18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  18
PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  18
Item 11.  Executive Compensation.................................................................  19
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  19
Item 13.  Certain Relationships and Related Transactions.........................................  19
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  19
Signatures......................................................................................   24
Financial Statements and Schedule...............................................................  F-1

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Sterling Healthcare Group, Inc. (the "Company") is a physician practice management company engaged in the business of providing contract management and support services primarily to hospital-based emergency departments. The Company recruits physicians and contracts for their services to provide staffing of emergency departments. In addition, the Company assists its hospital clients in such areas as physician scheduling, operational support, quality assurance and departmental accreditation and provides such administrative services as billing and record keeping with regard to reimbursement. During 1994, the Company began to expand its hospital-based services to include the management of anesthesiology departments, correctional institutional health facilities and rural health care clinics and began to acquire and manage primary care and physical therapy practices. As of March 22, 1996, the Company provided physician practice management services on a contract basis to 90 hospital-based emergency departments, one anesthesiology department and two correctional institutional health facilities in 19 states. The Company currently contracts with approximately 1,000 affiliated physicians, who provide medical care to approximately 1.2 million patients annually. In addition, the Company owns six primary care physician practices, manages 23 primary care physician practices and owns two physical therapy practices.

  Since its inception in 1987, the Company has experienced rapid internal and external growth. Net operating revenue increased from $15.7 million in 1990 to $115.7 million in 1995. Of this increase, approximately 55% resulted primarily from the addition of new emergency department management contracts and increases in net operating revenues from existing contracts. The remaining growth has been due primarily to the acquisition of emergency department management companies and the strategic acquisition of related businesses.

  The Company transacts business directly and indirectly through various wholly-owned subsidiary corporations. References in this Report to the Company include such subsidiary corporations.

THE MERGER

  The Company was incorporated as Frost Hanna Halpryn Capital Group, Inc. ("FHH") under Florida law in June 1992. In May 1994, Sterling Miami, Inc. (f/k/a Sterling Health Care Group, Inc.) and Sterling Healthcare, Inc. (collectively, "Sterling"), the predecessors in interest to the Company's operations, consummated a business combination with FHH, which at the time was a publicly held "blank check company," resulting in Sterling Miami, Inc. and Sterling Sub Texas, Inc. (the assignee of substantially all of the assets and liabilities of Sterling Healthcare, Inc.) becoming wholly-owned subsidiaries of FHH (the "Merger"). Under the terms of the Merger, FHH, among other things, issued a total of 2,321,500 shares of its common stock ("Common Stock") (representing approximately 51.5% of the Common Stock outstanding immediately subsequent to the Merger) in exchange for all of the outstanding shares of common stock of Sterling, and FHH changed its name to Sterling Healthcare Group, Inc. The Merger has been accounted for as a capital transaction which is equivalent to the issuance of stock by Sterling for the net monetary assets of FHH accompanied by a recapitalization of Sterling. See Note 1 of Notes to Consolidated Financial Statements of the Company.

MARKET OVERVIEW

  The Company believes that hospital emergency departments play a central role in determining levels of admissions and profitability as well as in establishing a hospital's reputation in the community. However, the ability of hospitals to provide high quality health care services, including emergency care services, has been adversely affected by recent trends in the U.S. health care industry. Continuing cost-containment pressures are causing hospitals to seek new ways to provide high quality services in a cost-effective manner. In addition, hospitals face numerous problems in managing their emergency departments, including difficulties in recruiting, evaluating, scheduling and retaining emergency physicians. Hospital emergency departments also continue to experience increasing patient volumes, a shortage of board certified emergency physicians and extensive use for routine primary care, particularly at night and on weekends. According to the American Hospital Association, the average number of patient visits per day per emergency department increased to 49 in 1993 from 36 in 1983. These and other factors have led many hospitals to outsource emergency care services. Although the trend to outsource management services has been most apparent in emergency departments, the principles of physician practice management are also being applied to other hospital-based practice areas, such as radiology and anesthesiology, as well as to primary care physician group practices.

  The Company estimates that revenue derived from providing physician services to emergency departments in U.S. hospitals exceeded $15 billion in 1993. Published reports indicate that in 1992 there were more than 6,500 hospitals in the United States with approximately 5,200 emergency departments, and that approximately one-half of the estimated 3,000 emergency departments that used physician practice management organizations contracted with local physician groups that managed less than ten emergency departments. The Company believes that these groups are encountering increasing difficulty in meeting the record keeping requirements and other administrative burdens imposed by health care industry developments and in responding to the pressures to control costs imposed by capitated and other risk shifting payment systems. As a result, the Company believes that there are significant consolidation opportunities within this market segment.

  Changes in the U.S. health care industry also are eroding the traditional relationship between private practitioner physicians and their patients. The increasing use of capitated and other fixed payment systems that shift financial risk from payors to providers has led to intense cost containment pressure. Additionally, increasing administrative burdens, together with declining per-patient revenues resulting from managed care and uncertainty regarding the impact of health care reform, have led many physicians to affiliate themselves with physician practice management organizations. These organizations provide capital resources, information and reimbursement systems and practice management expertise.

BUSINESS STRATEGY

  The Company's strategy is to achieve continued market penetration and growth by (i) adding new clients, (ii) acquiring additional hospital-based physician practice management companies, (iii) expanding the range of services offered to the Company's clients and (iv) acquiring and managing primary care and other medical practices to support and generate client relationships.

  Expand Client Base. The Company competes for new contracts based on its expertise in managing emergency and other hospital departments and its ability to recruit and retain quality physicians and to provide a broad range of support services. Through comprehensive marketing programs, the Company seeks to obtain new clients both by contracting with hospitals and correctional institutional health facilities that previously managed their own emergency and anesthesiology departments and by replacing existing management companies. Since June 1994, the Company increased its number of clients by 25 through these marketing efforts.

  Acquire Hospital-Based Physician Practice Management Companies. The Company intends to continue to pursue the growth of its core business through acquisition of local and regional hospital-based physician practice management companies, many of which are faced with increasing pressure to provide systems and services that require the resources of a larger organization. Since June 1994, the Company has consummated eight acquisitions, which have added 32 hospital clients, net.

  Broaden Range of Services to Clients. The Company intends to expand the range of management services it provides to its clients. The Company targets the management of anesthesiology, radiology and physical therapy departments as well as hospital-based rural health care clinics, which provide in-hospital primary care to patients in rural areas. Since June 1994, the Company has entered into contracts to provide management services to one anesthesiology department and two hospital-based rural health clinics.

  Acquire and Manage Primary Care Practices. The Company intends to acquire and manage primary care physician practices to support existing and generate new clients while enabling the Company to realize additional earnings. The Company targets the acquisition of primary care physician practices (i) that have relationships with the Company's existing clients to enhance those relationships and (ii) in new markets where the Company believes the relationships of such acquired physician practices can assist it in obtaining new clients. Since June 1994, the Company has acquired 14 and entered into contracts to manage 23 primary care physician practices in five states. Six of its primary care physician practices were sold in December 1995, and, during the fourth quarter of 1995, the Company discontinued its operations at two other primary care physician practices. Ultimately, the Company intends to provide a broad range of physician practice management services in its markets to deliver health care more efficiently and to position the Company to enter into contractual arrangements for managed care.

RECENT ACQUISITIONS

  The Company has increased its market share and competitive position through the completion of 16 acquisitions since June 1994 (but see discussion below of a disposition). The Company believes that its improved capital position and its ability to utilize its stock as an acquisition currency, both of which resulted from the Merger, have contributed to the success of its acquisition program. The Company routinely evaluates acquisition opportunities and is in varying degrees of discussions regarding such acquisitions. Since June 1994, the Company has completed the following material acquisitions:

                                                                         LAST FULL
                                                                        FISCAL YEAR
                                                                          REVENUE
  DATE OF                                                                PRIOR TO
ACQUISITION            COMPANY                     BUSINESS             ACQUISITION
-----------            -------                     --------            -------------
                                                                       (IN MILLIONS)
September    Professional Emergency      Hospital Emergency Room           $10.8
 1995        Physicians, P.A.            Management
January      Medical Networks, Inc.      Hospital Emergency Room            17.6
 1995                                    Management; Primary Care
                                         Practices
January      Skylark Outpatient Clinic                                       1.3
 1995                                    Primary Care Practice
November     Physician Services, Inc.    Medical Management                  4.8
 1994        and Brightstar              Consulting Firm; Publisher
             Communications, Inc.        of Life in Medicine magazine
November     Health Care Systems of      Primary Care Practices              2.8
 1994        Melbourne, Florida, Inc.
             (see below)
July 1994    Regional Emergency          Hospital Emergency Room             7.9
             Services, Inc.              Management

  See Note 3 of Notes to Consolidated Financial Statements of the Company.

  On December 29, 1995, the Company sold its six primary care clinics located in Melbourne, Brevard County, Florida and, during the fourth quarter of 1995, the Company discontinued its operations at two other primary care physician practices.

PHYSICIAN PRACTICE MANAGEMENT SERVICES

  The Company provides physician practice management services to emergency and other departments of hospitals as well as to primary care physician practices (whether owned or independent), and to state correctional facilities. These physician practice management services include a comprehensive array of operational, administrative and financial functions designed to alleviate the numerous problems faced by health care providers in managing their emergency and other departments while providing high quality care in a cost-effective manner.

 Hospital-Based Management Services

  General. As of March 22, 1996, the Company provided physician practice management services to 90 hospital-based emergency departments, one hospital-based anesthesiology department and two correctional institutional health facilities in 19 states. The Company currently contracts with approximately 1,000 affiliated physicians. The Company typically contracts to provide all necessary physician coverage for hospital departments on a 24-hour, 365-day basis. The Company identifies and recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of staff physicians, who provide clinical coverage in the area of emergency medicine and, in one hospital, anesthesiology. The Company also provides an on-site medical director for the hospital's emergency department, who works directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation.

  The Company currently has seven regional offices which assist in the performance of administrative functions and such physician practice management services as the contracting of physicians, staffing and administration. To perform these services, the Company's local or regional offices are generally staffed with a manager, a consulting medical officer and an administrative staff consisting of one or more persons responsible for physician recruitment, credentialling and scheduling. Hospital-based management services represented 98.5% and 89.1% of the Company's net operating revenue in 1994 and 1995, respectively.

  Physician Recruiting. Recruiting physicians is an essential service provided by the Company to its hospital clients. According to the American College of Emergency Physicians, approximately 20,000 board certified emergency department physicians are available and 25,000 such physicians are needed. The Company's physician recruitment methods include the use of its in-house search firm and certain third party search firms, direct contact with residency programs, mail solicitations, medical journal advertising, telemarketing and the use of personal contacts. The Company has developed a proprietary computer data base, which is periodically updated, to identify physicians who might be available as independent contractors for the Company. In addition, the Company acquires information related to physician recruitment and related opportunities through its medical management consulting division and the publication of Life In Medicine, a trade magazine published by the Company for medical residents, fellows and new physicians.

  Affiliating with the Company offers physicians the opportunity to minimize their administrative burden and concentrate on the practice of medicine. The Company believes that many physicians enjoy the relative freedom from the business aspects of the practice of medicine, including the development of a patient base, the financing of a practice and the complexity associated with billing and collection procedures, that results from affiliation with the Company. As a provider of contract management services across a broad geographic spectrum, the Company can offer a physician substantial flexibility in terms of geographic location, type of facility and opportunities for relocation. The physician also tends to gain greater individual control over the number and scheduling of hours worked. Physicians under contract with the Company also have the option of conveniently obtaining professional liability insurance with somewhat more favorable terms than might otherwise be available.

  The Company offers a continuing medical education ("CME") program to affiliated and non-affiliated physicians and allied health care professionals at facilities under contract with the Company and other interested physicians working in related specialties. By offering educational programs which focus on state-of-the-art clinical, management and interpersonal skills, the Company endeavors to attract physicians, enhance the practice of medicine and produce better patient outcomes. The Company believes it is the only publicly traded physician practice management corporation accredited by the Accreditation Council for Continuing Medical Education to provide conferences and educational materials to physicians for continuing medical education CME credit.

  Management Information Systems. The Company has developed proprietary management information systems designed to enhance the quality of its clinical management services. The Company's management information systems collect and report data regarding patient flow, utilization, physician efficiency, patient demographics, managed care participation and other important data used by the Company, hospital clients and medical directors. In addition to assisting the Company in developing staffing patterns and marketing strategies, the Company believes these systems improve efficiency of service, cost effectiveness and patient outcomes.

  The Company's management information systems also compile satisfaction survey information from patients, physicians, hospital clients and employees. The Patient Satisfaction Survey, which is collected and reported quarterly, offers patients the opportunity to provide confidential feedback about their emergency department or clinic visit and complies with Joint Commission on Accreditation of Hospital Organizations (JCAHO) standards. The Physician Satisfaction Survey, which is distributed annually, helps the Company to develop systems and services that enhance physicians' practice experience, to maximize physician retention and to plan for manpower shifts. The Hospital Emergency Department Satisfaction Survey, which is collected and reported quarterly, provides feedback regarding the Company's management of emergency departments and the degree of customer satisfaction and enables the Company to make modifications as needed. Finally, the Employee Satisfaction Survey is administered annually to provide corporate management with information about employee morale and to enable the Company to evaluate the impact of changes in employee policies and benefits.

  The Company's Clinical Quality Performance Improvement System ("CQPIS") analyzes, among other things, care given to patients with identified high risk symptoms. The Company uses the CQPIS data to assess the effectiveness of clinical care systems as well as individual physician performance.

 Primary Care Management Services

  In November 1994, the Company commenced providing management services to primary care medical practices. These management services include billing and accounts receivables management, recruiting and risk management services. The Company recruits physicians for primary care practices in substantially the same fashion as it recruits physicians to staff its hospital-based contracts. The Company targets the acquisition of physician practices in areas where it has existing hospital clients as well as in locations where the Company believes it can obtain new hospital clients by working with acquired physicians with relationships with the hospitals. The Company owns and operates six primary care practices, located in Michigan, Texas and Florida, and manages 23 other primary care practices located in Kentucky and Georgia. These practices contract with a total of 30 physicians. In addition, the Company owns and operates two physical therapy medical facilities in Houston, Texas.

 Other Services

  The Company provides physician practice management services to the State of Michigan at two Michigan State prisons. In addition, the Company provides consulting and recruiting services to other health care clients in order to locate, support and generate hospital and physician relationships. The Company also publishes Life in Medicine, a trade magazine focused on practical issues for medical residents, fellows and new physicians.

MARKETING

  The Company seeks to achieve growth through marketing its services to potential hospital and other health care clients. The Company advertises its services in hospital journals, is represented at various hospital and physician trade conferences and organizes meetings for hospital administrators and medical staff in order to increase hospital and physician awareness of its services. These activities also serve as a means of gathering information about potential hospital clients and obtaining feedback about hospital emergency department needs. The Company also provides medical consulting services as a means of developing new hospital relationships. Marketing leads concerning potential hospital contracts and physician practice opportunities generally result from referrals by hospital administrators, information provided by physicians and requests for proposals received directly from hospitals and physicians. Marketing efforts are centrally directed and often involve the active participation of the Company's senior executive officers. The Company's marketing activities are directed by four full-time marketing officers, each of whom is responsible for new business development in a particular geographic region.

BILLING

  The Company's fee-for-service hospital-based billing and collection services are provided by two non-affiliated billing firms. The Company enters into a separate written agreement with each billing firm with regard to each hospital client at which services are provided. Each billing firm reviews patients charts, prepares invoices for the services provided and submits insurance claims, if any. Under the Company's arrangements with independent contractor physicians, collections are paid directly to accounts from which the Company has the right to withdraw its management fees. The Company receives monthly reports on billings invoiced and cash collected. As of December 1995, the monthly rates paid by the Company to the billing firms for billing and collection services were approximately $900,000, collectively. The Company's primary care billing and collection functions are serviced internally.

  The portion of the Company's hospital emergency room revenues attributable to fee-for-service arrangements has increased substantially in recent years, and the Company emphasizes fee-for-service contracts in its marketing activities. Under fee-for-service contracts, the Company assumes the financial risks related to changes in patient volume, payor mix and third party reimbursement rates as well as the risk of uncollectibility of accounts. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONTRACTUAL ARRANGEMENTS WITH CLIENTS AND PHYSICIANS

 Client Contracts

  The Company provides physician practice management services to hospitals under fee-for-service contracts and flat-rate contracts, and to two correctional institutional health facilities under flat-rate contracts. Hospitals entering into fee-for-service contracts agree, in exchange for the Company's services, to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted health care professionals. Under the fee-for-service arrangements with hospital clients, the Company receives direct disbursements of the amounts collected and, depending on the magnitude of services provided to the hospital and payor mix, may also receive a subsidy from the hospital client for the Company's physician practice management services. Pursuant to such arrangement, the Company accepts responsibility for billing and collection and assumes the risks of changes in patient volume, payor mix and third party reimbursement rates, delays attendant to reimbursement through government programs and other third-party payors and uncollectibility of accounts. All of these factors are taken into consideration by the Company in arriving at contractual arrangements with health care institutions and professionals. Clients entering into flat-rate contracts pay fees to the Company based on the hours of physician coverage provided. In 1994 and 1995, respectively, 94.0% and 84.4% of the Company's hospital-based net operating revenues were derived from payments made on a fee-for-service basis.

  The Company provides physician practice management services to hospitals under contracts that generally have terms of one or two years, renewable automatically under the same terms and conditions unless either party gives the other written notice of its intent not to renew at least 90 days prior to the end of the then current term.

 Physician Contracts

  The Company contracts with physicians as independent contractors to provide services to fulfill its contractual obligations to the Company's hospital clients. Professional fees from the Company to the physicians are typically calculated on a flat rate based on the number of hours of coverage provided. Some physicians may receive, in addition to a flat hourly fee, other compensation based upon departmental performance and their individual contribution to such performance. Consistent with the Company's treatment of the physicians as independent contractors, under his or her contract, each physician is responsible for his or her own self-employment tax, social security and workers' compensation insurance payments, if any. Under the Company's contracts with hospitals, a physician who provides services at hospitals is required to obtain professional liability insurance with coverage limits as specified in such contracts. Agreements between the Company and its independent contractor physicians typically can be terminated by the Company at any time under certain circumstances (including, in the case of the independent contractors retained to staff hospital emergency rooms, termination of the Company's contract with the hospital) or by either party without cause, typically upon 90 to 120 days' prior notice.

GOVERNMENT REGULATION

  The Company's operations and relationships are subject to extensive and increasing regulation, regarding billing, financial relationships, referrals, conduct of operations, purchase of physician practices, cost containment, direct employment of licensed professionals, and other aspects of the Company's business, by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. Although the Company believes its operations are in material compliance with all applicable laws, rules and regulations, many aspects of the Company's business operations have not been the subject of state or federal regulatory or administrative interpretation.

  Approximately 30% of the Company's 1995 hospital-based operating revenue was derived from payments made by government-sponsored health care programs (principally, Medicare and Medicaid), and substantially all of the Company's hospital-based operating revenue is derived from third party payors. Medicare is a federal health insurance program which provides health insurance for certain disabled persons, for persons aged 65 and older and for certain persons with end stage renal disease. Medicaid is the state administered and state and federally funded program for certain low income individuals. The Medicare and Medicaid programs are subject to substantial regulation by the federal and state governments, which are continually revising and reviewing the programs and their regulations. In addition, funds received under these programs are subject to audit and retroactive review. Accordingly, repayments of funds received from these programs may occur. While the Company seeks to comply with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that the Company would be found to be in compliance with all such regulations should the Company be subject to audit.

  Many of the Company's services are reimbursed pursuant to Resource Based Relative Value Scale ("RBRVS"), a system of reimbursement for physician services, which, in general, is intended to reallocate medical reimbursement among medical specialties by geographic region, that took effect on January 1, 1992 and was phased in through December 31, 1995. The Company believes that the impact of RBRVS on its operations and condition has not been significant. If future changes are adopted relating to the RBRVS fee structure, the aggregate fee payments from Medicare for certain emergency department procedures could be affected. If the result is a reduction in such fees, especially if followed by reductions in reimbursement by commercial third party payors, the RBRVS system could adversely affect the Company's operating results or financial condition. The House Ways and Means Committee and the Senate Finance Committee each has adopted budget reconciliation legislation that provides for achieving savings in Medicare spending, in part through significant changes to RBRVS. There can be no assurance that the payments under any governmental and private third party payor program will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Furthermore, changes in reimbursement regulations, policies, practices, interpretations or statutes could adversely affect the operations of the Company.

  There are increasing public and private sector pressures to contain health care costs and to restrict reimbursement rates for medical services. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors, including government payors, with service providers. Both the federal government and various states are considering imposing limitations on the amount of funding available for various health care services. Various budget proposals under consideration by Congress include provisions intended to reduce significantly the rate of increase in Medicare and Medicaid expenditures through cost savings and other measures over the next several years. The Company cannot predict whether or when any such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals would have on the Company.

  The laws of many states prohibit business corporations such as the Company from practicing medicine, employing physicians to practice medicine or engaging in activities such as fee-splitting with physicians. These laws have been subject to limited judicial and regulatory interpretations. The Company believes its current and planned activities do not constitute fee-splitting or violate any prohibition against the corporate practice of medicine. However, there can be no assurance that future interpretations of such laws will not require any modifications of the Company's agreements or relationships.

  Certain provisions of the Social Security Act, commonly referred to as the "anti-fraud and abuse rules," prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease, or order of items or services that are covered by Medicare or state health programs. Violation of the anti-fraud and abuse rules is a felony, punishable by fines of up to $25,000 per violation and imprisonment for up to five years. In addition, the U.S. Department of Health and Human Services may impose civil penalties and exclude violators from participation in Medicare or state health programs. The anti-fraud and abuse rules are broad in scope and have been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. In part to address concerns regarding the anti-fraud and abuse rules, the federal government has published regulations that provide "safe harbors," for transactions that will be deemed not to violate the anti-fraud and abuse rules, if all applicable requirements are met. A proposed regulation establishing additional safe harbors, published in September 1993, would offer new protections under the anti-fraud and abuse rules for eight activities, including referrals within group practices consisting of active investors. Final regulations have not yet been published. The Company believes that its activities, even if not within a safe harbor, do not violate the anti-fraud and abuse rules. However, no assurance can be given regarding compliance in any particular factual situation, as there is currently no procedure for obtaining advisory opinions from government officials. Exclusion of the Company from the Medicare or Medicaid program could result in a significant loss of reimbursement and have a significant adverse effect on the Company.

  Significant prohibitions against physician referrals were enacted by Congress in 1993. These prohibitions, commonly known as "Stark II," prohibit a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement, unless an exception applies. The designated health services include clinical laboratory services, radiology services, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetic devices, orthotics and prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on billing of the government programs for the prohibited referral, a refund of any payments made for a prohibited referral, civil penalties of as much as $15,000 for each violating referral and $100,000 for participation in a "circumvention scheme" and program exclusion. To the extent that the Company or any affiliated physician group is deemed to be subject to the prohibitions contained in Stark II, the Company believes its activities fall within the permissible activities defined in Stark II. A number of states, including Florida, have enacted prohibitions similar to Stark II, covering referrals of non-Medicare and Medicaid business. These state rules are very restrictive; they prohibit submission of claims for payment for prohibited referrals and provide for the imposition of civil monetary and criminal penalties. The Company believes its activities do not violate any state prohibitions. However, there can be no assurance that the federal government or any state in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, impact the Company's operations.

  The physicians and other health care providers retained by the Company must be licensed in each state in which they practice. Such licensure is controlled by state boards as well as other regulatory authorities. The

Company has procedures by which it attempts to verify that each provider it retains is properly licensed and has satisfied his or her continuing education requirements.

  The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform, including legislation affecting the Medicare and Medicaid programs. As noted above, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislation, if and when adopted, will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

CORPORATE LIABILITY AND INSURANCE

  The Company's business entails an inherent risk of claims of physician professional and other liability. The Company currently maintains professional liability insurance underwritten by an insurance company unaffiliated with the Company for itself, its hospital clients and its contracted physicians, in amounts it deems to be appropriate, based upon historical claims and the nature and risks of its business. The professional liability insurance coverage is on a claims-made basis (the coverage includes claims reported during the period that the insured was covered by the policy) and includes certain self-insurance retention. There can be no assurance that a future claim for professional liability will not exceed the limits of the Company's available insurance coverage or that such coverage will continue to be available at acceptable costs or at all. Such insurance provides coverage, subject to policy limits, in the event that the Company is held liable as a co-defendant in a lawsuit against an independent contractor physician or hospital client. The Company does not control the practice of medicine by physicians or the compliance with certain other regulatory and other requirements directly applicable to physicians or hospitals. The likelihood that the Company could be held liable for the negligence of a physician would be increased if such physician were determined to be an employee or other agent of the Company. See Note 2 of Notes to Consolidated Financial Statements of the Company.

  In addition to any potential tort liability of the Company, the Company's contracts with hospitals generally contain provisions under which the Company agrees to indemnify the hospital for losses resulting from the contracted physician's malpractice and the hospital agrees to indemnify the Company for losses resulting from the negligence of the hospital or hospital personnel. See Note 2 of Notes to Consolidated Financial Statements of the Company.

COMPETITION

  The provision of physician practice management services to hospital-based emergency departments and physician practices is a highly competitive business. The Company competes not only with other national and regional physician practice management companies but also with local physician groups and with hospitals themselves, many of which are also trying to combine their own services with those of physicians into integrated delivery networks. The Company is also, in effect, competing against the traditional structure of hospital management and practicing physician management style, with regard to its emergency department business and primary care facilities, respectively. Competition in the industry is based on the scope, quality, and cost of services provided. Certain of the Company's competitors are significantly larger and have substantially greater financial and other resources available to them than the Company.

EMPLOYEES AND INDEPENDENT CONTRACTORS

  As of March 22, 1996, the Company had approximately 276 employees. In addition to employees, the Company had, as of March 22, 1996, independent contractor relationships with approximately 1,000 physicians.

ITEM 2. PROPERTIES.

  The Company presently maintains its executive offices in approximately 38,000 square feet of space in Coral Gables, Florida, pursuant to a five-year lease agreement with an unaffiliated third party at an annual rental of approximately $551,000. The Company considers this space to be sufficient for its corporate headquarters operations.

  The Company maintains, pursuant to lease agreements with unaffiliated third parties, six other branch corporate offices in Toledo, Ohio; Humble and San Antonio, Texas; Birmingham, Alabama; Louisville, Kentucky and Baltimore, Maryland. The Company also leases, subleases or occupies pursuant to asset purchase agreements certain primary care medical management facilities located in Michigan, Texas and Florida.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved in various legal proceedings incidental to its business, substantially all of which involve claims related to the alleged medical malpractice of contracted physicians or contractual disputes. The Company believes that no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage available to the Company, is likely to have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Common Stock is listed on The Nasdaq Stock Market ("Nasdaq") and is traded under the symbol "STER." From February 9, 1993, when the Common Stock commenced trading, through May 31, 1994, the Common Stock was traded in the over-the-counter market under the symbol "FHHA." From June 1, 1994 through August 3, 1995, the Common Stock was traded on the American Stock Exchange ("AMEX") under the symbol "DRZ." On August 4, 1995, the Common Stock commenced trading on Nasdaq. The following table shows the (i) reported high and low sales prices on Nasdaq (for quotes commencing on August 4, 1995),
(ii) reported high and low sales prices on the consolidated reporting system of AMEX (for quotes from June 1, 1994 through August 3, 1995) and (iii) reported high and low bid quotations for the Common Stock obtained from the OTC Bulletin Board (for quotes from February 9, 1993 through May 31, 1994). The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                    HIGH   LOW
                                                                   ------ ------
1994
First Quarter..................................................... 13 1/2 11
April 1 through May 31............................................ 13 1/2 11 3/4
June 1 through September 30....................................... 13 3/4  9 3/4
Fourth Quarter.................................................... 11 1/8  9 1/8
1995
First Quarter..................................................... 11      8 3/8
Second Quarter.................................................... 16 1/2 10 5/8
July 1 through August 3........................................... 15 1/8 13 5/8
August 4 through September 30..................................... 15 1/2 13 3/4
Fourth Quarter.................................................... 15 1/4 10

  On March 22, 1996, the last reported sales price of the Common Stock on Nasdaq was $14 7/8. As of such date, there were 74 holders of record of the Common Stock, including those brokerage firms or clearing houses holding shares of the Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

  The Company has not paid or declared any dividends upon the Common Stock since its inception and, by reason of its contemplated financial requirements, does not contemplate or anticipate paying any dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected consolidated financial data set forth below as of and for each of the five years in the period ended December 31, 1995 have been derived from the Company's and predecessor entities' financial statements, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The following data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                     [THIS PAGE INTENTIONALLY LEFT BLANK.]

                                           YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                    1991    1992     1993    1994        1995
                                   ------- -------  ------- -------    --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data(1):
Operating revenue, net...........  $27,697 $37,945  $46,826 $60,426    $115,660
                                   ------- -------  ------- -------    --------
Costs and expenses:
  Cost of affiliated physician
   services......................   18,755  25,138   31,140  40,762      69,735
  Medical support services.......    1,450   1,827    2,046   2,327       6,251
  Selling, general and
   administrative................    5,759   9,687   10,904  12,937      29,322
  Depreciation and amortization..      652     788      331     598       2,260
  Unusual items..................      --      --       --      --        1,590
                                   ------- -------  ------- -------    --------
    Total operating expenses.....   26,616  37,440   44,421  56,624     109,158
                                   ------- -------  ------- -------    --------
Operating income.................    1,081     505    2,405   3,802       6,502
Other expenses...................       99     163      429     242       1,759
                                   ------- -------  ------- -------    --------
Income before income taxes.......      982     342    1,976   3,560       4,743
Provision for income taxes.......      --      --       --    3,265(3)    1,911
                                   ------- -------  ------- -------    --------
Net income(2)....................  $   982 $   342  $ 1,976 $   295    $  2,832
                                   ======= =======  ======= =======    ========
Net income per share:
  Primary........................                                      $   0.45
                                                                       ========
  Assuming full dilution.........                                      $   0.45
                                                                       ========
Pro forma provision for income
 taxes...........................  $   581 $   360  $   714 $ 1,356
Pro forma net income (loss)(4)...      401     (18)   1,261   2,204
Net income (loss) per common
 share...........................  $  0.17  ($0.01) $  0.28 $  0.48
                                   ======= =======  ======= =======
Weighted average number of common
 and common equivalent shares
 outstanding (5):
  Primary........................    2,322   2,322    4,442   4,628       6,271
  Assuming full dilution.........    2,322   2,322    4,442   4,628       6,327
                                                 DECEMBER 31,
                                   --------------------------------------------
                                    1991    1992     1993    1994        1995
                                   ------- -------  ------- -------    --------
Balance Sheet Data:(1)
Working capital..................  $ 1,918 $ 2,674  $ 3,190 $ 9,541    $ 24,448
Total assets.....................    8,094  10,629   13,215  26,742      78,608
Long-term liabilities............    1,397   2,060    4,074   8,334      15,356
Stockholders' equity.............    1,818   2,125      817   9,623      49,133

--------
(1) The financial data for the periods ended on or before December 31, 1994 include the pro forma combined results of operations of the constituents of the Merger, which was completed on May 31, 1994, involving Sterling and FHH. The Merger has been accounted for as a capital transaction which is equivalent to the issuance of stock by Sterling for the net monetary assets of FHH accompanied by a recapitalization of Sterling. See Item 1. Business--The Merger and Note 1 of Notes to Consolidated Financial Statements of the Company.
(2) Prior to the Merger, Sterling was an S corporation and not subject to federal and state income taxes. Accordingly, net income (loss) for the pro forma combined results of operations of Sterling prior to the Merger does not include a provision for income taxes.
(3) Includes a one-time, non-recurring charge of $2.4 million as a result of the termination of Sterling's S corporation status and the adoption of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes." See Note 12 of Notes to Consolidated Financial Statements of the Company.
(4) Pro forma net income (loss) includes a pro forma income tax provision (benefit) based on the tax laws in effect, as if Sterling had been subject to federal and state income taxes for all such periods.

(5) Reflects (i) in 1990, 1991 and 1992, the 2,321,500 shares of Common Stock issued to the former shareholders of Sterling in connection with the Merger, (ii) in 1993, the shares of Common Stock issued to the former shareholders of Sterling in connection with the Merger, 117,550 shares of Common Stock underlying certain warrants and 369,000 shares of Common Stock underlying employee stock options granted in connection with the Merger, and (iii) in 1994, the weighted average number of common and common equivalent shares outstanding during the period, assuming the shares issued to the former shareholders of Sterling were issued on January 1, 1994. Common equivalent shares consist of the dilutive effect of outstanding options and warrants, calculated using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

OVERVIEW

  On May 31, 1994, Sterling and FHH consummated the Merger, resulting in Sterling Miami, Inc. and Sterling Sub Texas, Inc., the predecessors in interest to the Company's operations, becoming wholly-owned subsidiaries of FHH. Under the terms of the Merger, FHH, among other things, issued a total of 2,321,500 shares of its Common Stock (representing 51.5% of its Common Stock outstanding immediately subsequent to the Merger) in exchange for all of the outstanding shares of Common Stock of Sterling, and FHH changed its name to Sterling Healthcare Group, Inc. The Merger resulted in both a change in the majority equity ownership and management of FHH and the cessation of FHH's business operations as previously conducted. The Merger has been accounted for as a capital transaction, which is equivalent to the issuance of stock by Sterling for the net monetary assets of FHH accompanied by a recapitalization of Sterling. See Note 1 of Notes to Consolidated Financial Statements of the Company.

  The Company is a physician practice management company engaged in the business of providing contract management and support services primarily to hospital-based emergency departments. As of March 22, 1996, the Company provided physician practice management services on a contract basis to 90 hospital-based emergency departments, one anesthesiology department and two correctional institutional health facilities in 19 states. The Company currently contracts with approximately 1,000 affiliated physicians, who provide medical care to approximately 1.2 million patients annually. In addition, the Company owns six primary care physician practices, manages 23 primary care physician practices and owns two physical therapy practices.

  The Company's contractual arrangements with hospitals are primarily fee-for-service contracts whereby hospitals generally agree, in exchange for the Company's services, to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted health care professionals. Fee-for-service contracts may in certain instances, depending on the hospital's patient volume and payor mix, involve the payment of a subsidy to the Company by the hospital. In 1994 and 1995, respectively, 94.0% and 84.4% of the Company's hospital-based net operating revenue were derived from payments made on a fee-for-service basis, and the Company emphasizes fee-for-service contracts in its marketing activities. See Item 1. Business-- Contractual Arrangements with Clients and Physicians.

  Since its inception, Sterling elected and maintained S corporation status under the provisions of the Internal Revenue Code of 1986, as amended. As a result, Sterling's taxable income was included in the individual returns of its shareholders for federal and state income tax purposes. Effective with the Merger, the Company terminated its S corporation status and adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," as a result of which it incurred a one time nonrecurring charge of $2.4 million. See Note 12 of Notes to Consolidated Financial Statements of the Company.

  During 1994, in connection with the Merger, the Company granted to certain officers and directors options to acquire 369,000 shares of Common Stock for a five-year period at a purchase price of $12.00 per share, commencing upon the earlier to occur of (i) November 30, 2003, the date which is 9.5 years subsequent to May 31, 1994, or (ii) the date the Company obtains (as confirmed by its independent auditors) net earnings per share of $0.75 based on an analysis of a full and completed year of earnings, provided the optionee is continuously employed by the Company through the applicable five-year period. As a result of the grant of these options, the Company is amortizing the resulting unearned compensation, which was originally $369,000, at approximately $9,500 (pre-tax) per quarter, until such time as the options become exercisable, at which time all unamortized option expense will be written-off as a one-time charge to earnings.

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of net operating revenue, certain statement of operations data for the periods presented:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1993     1994     1995
                                                      -------  -------  -------
Operating revenue, net...............................   100.0%   100.0%   100.0%
                                                      -------  -------  -------
Cost of affiliated physician services................    66.5     67.5     60.3
Medical support services.............................     4.4      3.9      5.4
Selling, general and administrative..................    23.3     21.3     25.3
Depreciation and amortization........................     0.7      1.0      2.0
Unusual items........................................     0.0      0.0      1.4
                                                      -------  -------  -------
Total operating expenses.............................    94.9     93.7     94.4
                                                      -------  -------  -------
Operating income.....................................     5.1%     6.3%     5.6%
                                                      =======  =======  =======

 1995 Compared to 1994

  Operating revenue, net, consists of gross patient revenue, net of contractual adjustments and estimated uncollectibles, plus other revenue, which consists principally of hospital subsidy payments, flat-rate hospital contract revenue, and non-patient generated revenues. Net operating revenue increased by 91.4%, to $115.7 million in 1995 from $60.4 million in 1994. The increase was attributable to the inclusion of the revenue derived from the operations of the Company's 1994 corporate acquisitions for the full period and from the acquisitions of Skylark Outpatient Clinic, Medical Networks, Inc. and Professional Emergency Physicians, P.A. for the periods from January 3, 1995, February 1, 1995 and September 1, 1995, respectively. These acquisitions accounted for $38.9 million of the increase in net operating revenues. The Company also experienced an increase in net operating revenues of $9.5 million resulting from the addition of new contracts through marketing activities as well as increased revenue from existing operations. In 1995, $103.1 million, or 89.1%, of net operating revenues were derived from hospital-based services, $8.4 million, or 7.3%, from primary care services, and $4.2 million, or 3.6%, from consulting, recruiting, and publishing services. In 1994, 98.5% of the Company's net operating revenues were derived from hospital-based services.

  Cost of affiliated physicians services ("Physician Costs") increased by 71.1%, to $69.7 million in 1995 from $40.8 million for 1994, due primarily to the increase in the number of healthcare professionals under contract, negotiated increases in fees paid to certain healthcare professionals, and an increase in the number of physicians practicing in the Company's primary care operations. Physician Costs decreased from 67.5% of net operating revenue in 1994 to 60.3% in 1995 as a result of the inclusion of non-hospital based revenues in 1995 as well as certain economies of scale as they relate to volume increases.

  Medical support service expenses increased by 168.6%, to $6.3 million in 1995 from $2.3 million in 1994, due primarily to the increased number of primary care operations and the accompanying need for non-physician staffing. Medical support services expenses increased from 3.9% of net operating revenue in 1994 to 5.4% in 1995 as a result of the Company's new primary care operations. Selling, general and administrative expenses increased by 126.7%, to $29.3 million in 1995 from $12.9 million in 1994, due primarily to increased salaries and wages and other administrative costs due to the inclusion of the 1994 and the 1995 corporate acquisitions, the addition of four new regional offices (Birmingham, Louisville, Houston and Baltimore), the increased administrative expenses associated with the inclusion of the Company's new primary care operations, as well as an increase in corporate staff to accommodate the increase in business. Depreciation and amortization increased $1.7 primarily as a result of the Company's increase in property and equipment as well as the increase in the cost in excess of assets acquired as a result of the Company's 1994 and 1995 corporate acquisitions. In 1995, the Company recorded $1.6 million in unusual items relating to the sale and closure of eight of the Company's primary care clinics as well as certain other one time nonrecurring charges relating to the bankruptcy of a hospital client. As a result of these unusual items, total operating expenses increased from 93.7% of net operating revenue in 1994 to 94.4% in 1995. See Note 4 of Notes to Consolidated Financial Statements of the Company.

  Interest expenses (net of interest and other income), increased to $1.8 million in 1995 form $242,000 in 1994. The increase was primarily due to the Company's increased borrowings to fund the 1994 and 1995 corporate acquisitions and for working capital purposes.

  Provision for income taxes decreased to $1.9 million in 1995 from $3.3 in 1994. In 1994, the Company recorded a one time nonrecurring charge for income taxes of $2.4 million relating to the termination of Sterling's S corporation status. On a pro forma basis the Company's provision for income taxes was $1.4 million in 1994. The Company's net income increased to $2.8 million in 1995 from $295,000 in 1994. On a pro forma basis, the Company's net income in 1994 was $2.2 million. As a percentage of net revenue, net income decreased to 2.4% in 1995 from 3.6% pro forma in 1994 as a result of the unusual items and the increased depreciation and amortization and interest expenses.

 1994 Compared to 1993

  Operating revenue, net, increased by 29.0% to $60.4 million in 1994 from $46.8 million in 1993. Of this increase, $7.4 million was attributable to internal growth and $6.2 million was attributable to acquisitions. Internal growth resulted from the addition of new contracts as well as increased net operating revenue from existing contracts.

  Physician Costs increased by 30.9% to $40.8 million in 1994 from $31.1 million in 1993, due primarily to an increase in the number of health care professionals under contract and increases in fees paid to certain health care professionals. Physician Costs increased to 67.5% of net operating revenue in 1994 from 66.5% in 1993.

  Medical support services expenses increased by 13.7% to $2.3 million in 1994 from $2.0 million in 1993 and decreased as a percentage of net operating revenue from 4.4% in 1993 to 3.9% in 1994. Selling, general and administrative expenses increased by 18.6% to $12.9 million in 1994 from $10.9 million in 1993, due primarily to increased occupancy costs as well as personnel costs associated with increased revenue and the addition of two new regional offices (Birmingham and Louisville) through acquisitions. As a percentage of net operating revenue, total operating expenses decreased slightly to 93.7% in 1994 from 94.9% in 1993.

  Interest expense (net of interest and other income) decreased by 43.7% to $242,000 in 1994 from $429,000 in 1993 due primarily to the use of the Merger proceeds to pay off indebtedness and the investing of the excess funds in short-term marketable securities.

  Provision for income taxes was $3.3 million in 1994, including a one-time charge of $2.4 million relating to the termination of Sterling's S corporation status. There was no provision for income taxes in 1993. On a pro forma basis the provision for income taxes increased by 89.8% to $1.4 million in 1994 from $714,000 in 1993 as a result of an increase in income before provision for income tax.

  Net income decreased by 85.1% to $295,000 in 1994 from $2.0 million in 1993, primarily due to the one-time provision for income taxes of $2.4 million. Pro forma net income increased by 74.7% to $2.2 million in

1994 from $1.3 million in 1993. As a percentage of net operating revenue, pro forma net income was 3.6% in 1994 compared to 2.7% in 1993.

QUARTERLY CONSOLIDATED FINANCIAL DATA

  The following table sets forth certain unaudited quarterly statement of operations data for the periods presented. This information has been derived from unaudited consolidated financial statements of the Company, which, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.

                                                        QUARTERS ENDED
                          ---------------------------------------------------------------------------------
                          MARCH 31,   JUNE 30,     SEPT. 30, DEC. 31, MARCH 31, JUNE 30, SEPT. 30, DEC. 31,
                           1994(1)    1994(1)        1994      1994     1995      1995     1995      1995
                          ---------   --------     --------- -------- --------- -------- --------- --------
Operating revenue, net..   $12,229    $13,410       $16,392  $18,395   $24,050  $27,228   $30,166  $34,216
Operating income........       655      1,002         1,045    1,100     1,743    2,054     2,328      377
Net income (loss).......       538(2)  (1,510)(3)       627      640       848      944     1,007       33
Net income per share:
  Primary...............                               0.13     0.14      0.16     0.16      0.17     0.00
  Assuming full
   dilution.............                               0.13     0.14      0.16     0.16      0.17     0.00
Pro forma net income....       352(2)     586 (2)
Pro forma net income per
 share..................      0.08       0.13

--------
(1) Pro forma combined results of operations of Sterling. See Item 1. Business--The Merger.
(2) For such periods, Sterling was a S corporation and not subject to federal or state income taxes. Accordingly, pro forma net income includes a pro forma income tax provision based on the tax laws in effect, as if Sterling had been subject to federal and state income taxes for all such periods.
(3) Includes a one time nonrecurring charge of $2.4 million as a result of the termination of Sterling's S corporation status and the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." See Note 12 of Notes to Consolidated Financial Statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1995 the Company had $24.4 million in working capital compared to $9.5 million as of December 31, 1994. For the year ended December 31, 1995, the Company's funds were primarily provided for by financing activities. In October 1995, the Company completed a public offering of 2,000,000 shares with net proceeds of $24.5 million. The Company used the proceeds of the offering primarily to pay down outstanding indebtedness under the Company's revolving credit facility (the "Credit Facility").

  In June 1995, the Credit Facility was amended to increase the Company's maximum borrowing capacity from $25 million to $30 million, and in August 1995 the Credit Facility was further amended to increase the maximum borrowing capacity to $50 million. The amount available under the Credit Facility is limited to amounts ranging between 2.5 and 3.0 multiplied by the Company's consolidated annual cash flow (as defined). Borrowings under the Credit Facility bear interest at the prime rate plus 0.25% to 0.75% or LIBOR plus 1.50% to 2.25%, at the election of the Company. Such rates are adjusted based on the ratio of the Company's senior debt to annualized cash flow. The Credit Facility converts to a five-year term loan in September 1997 and will mature in September 2002. The Credit Facility contains covenants that, among other things, require the Company to maintain certain financial ratios and impose restrictions on the Company's ability to incur future indebtedness, pay dividends, sell assets and redeem or repurchase Company securities. As of December 31, 1994 and December 31, 1995, the Company had outstanding borrowings of $2.7 million and $10 million, respectively. See Note 8 of Notes to Consolidated Financial Statements of the Company. In addition, as of December 31, 1994 and December 31, 1995, the Company had outstanding total long-term debt of $4.5 million and $11.9 million, respectively. The Company has utilized the Credit Facility and other long-term debt to provide for working capital and investing needs.

  During 1995, cash of approximately $7.1 million was used in operating activities. The Company's increase in accounts receivable used approximately $11.7 million. The Company used approximately $18.8 million in investing activities, with capital expenditures using $1.6 million, and the purchase of businesses acquired using cash of approximately $18.7 million partly offset by the sale of businesses which generated $1.6 million. The Company also provided $27.9 million by financing activities. In addition to the public offering proceeds, the Company had net borrowings on its Credit Facility of $7.3 million which was partially offset by payments on notes payable of $3.8 million.

  The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from existing operating cash flows, if any, and amounts available under the Credit Facility. Although the Company does not have material commitments for capital expenditures, the Company may make additional capital expenditures in connection with future acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements and supplementary data required by Regulation S-X are included in this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  In December 1994, the Company dismissed Arthur Andersen, LLP ("Andersen"), the Company's independent auditors, and retained Coopers & Lybrand L.L.P. ("Coopers") as the Company's independent auditors for the fiscal year ended December 31, 1994. The Company's decision to retain Coopers and dismiss Andersen was made by the Company's Board of Directors and recommended by the Company's Audit Committee. Prior to the Merger, Coopers was the independent auditors of the Predecessors and Anderson was the independent auditors of Frost Hanna Halpryn Capital Group, Inc. (the name of the Company before Merger). In connection with the services rendered by Andersen to the Company, there was no disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its report. Andersen's report on the Company's financial statements for the fiscal years ended 1992 and 1993 were not qualified or modified and did not contain an adverse opinion or disclaimer of opinion.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  a. Directors

    The information required by this item is incorporated herein by reference to "Election of Directors--Board of Directors" in the Company's 1996 Proxy Statement.

  b. Executive Officers of the Registrant

    The information required by this item is incorporated herein by reference to "Election of Directors--Executive Officers Who are Not Nominees" in the Company's 1996 Proxy Statement.

  c. Compliance With Section 16(a).

    The information required by this item is incorporated herein by reference to "Election of Directors--Compliance with Section 16(a) of the Exchange Act" in the Company's 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item is incorporated herein by reference to "Election of Directors--Director Compensation, " and "--Executive
Compensation" in the Company's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item is incorporated herein by reference to "Information Concerning Voting and Proxy Information--Principal Security Holders" and "Election of Directors--Security Ownership of Management" in the Company's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated herein by reference to "Election of Directors--Certain Transactions" in the Company's 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  a. Documents filed as a part of this report:

                                                                            PAGE
                                                                            ----
     1. Financial Statements.............................................   F-1
     2. Financial Statement Schedule
        Schedule II  Valuation and Qualifying Accounts...................   F-22
        Schedules other than those listed above have been omitted either because they are not applicable or because the required information is reported in the financial statements or notes.
     3. Exhibits

 EXHIBIT                               DESCRIPTION
 -------                               -----------
 2.1     Agreement and Plan of Merger and Reorganization dated January 17, 1994 between the Company and Sterling Miami, Inc., Sterling Healthcare,
          Inc., Stephen J. Dresnick, M.D. and Stephen Lorenz. (2, as amended by
          Amendment No. 1 filed with the Commission on April 4, 1994) (Exhibit
          A to Prospectus)
 2.2     Agreement and Plan of Merger and Reorganization dated June 30, 1994 among the Company, Regional Emergency Services, Inc. and the shareholders of Regional. (5) (Exhibit 2)
 2.3     Purchase Agreement dated September 16, 1994 between Health Care
          Systems of Melbourne, Inc., Haven Street Associates and Sterling
          Medical Group of Florida, Inc. and Sterling Real Property Melbourne,
          Inc. (6) (Exhibit 2)
 2.4     Agreement and Plan of Merger and Reorganization dated November 15,
          1994 by and among the Company and Physician Services, Inc., d/b/a
          Physician Services of America, Brightstar Communications, Inc., John
          E. Hill, Robin C. Edwardsen, Steven R. Manecke and Hobart C. Collins.
          (9) (Exhibit 10.1)
 2.5     Agreement and Plan of Merger and Reorganization dated as of January
          24, 1995 by and among the Company, Medical Networks, Inc. and the holders of all of the issued and outstanding shares of capital stock of MedNet. (12) (Exhibit 2)
 2.6     Agreement and Plan of Merger and Consolidation dated as of January 24,
          1995 between the Company and Henry O. Harper, Jr., M.D. (12) (Exhibit
          3)
 2.7     Agreement and Plan of Merger and Reorganization dated July 24, 1995 among the Company, Professional Emergency Physicians, P.A. ("PEP")
          and the stockholders of PEP. (16) (Exhibit 2)

 EXHIBIT                               DESCRIPTION
 -------                               -----------
   2.8   Asset Purchase Agreement dated December 29, 1995 by and between
          Sterling Medical Group of Florida, Inc., and Health First Physicians,
          Inc. (20) (Exhibit 1)
   2.9   Assignment and Sublease Agreement dated December 29, 1995, by and between Sterling Medical Group of Florida, Inc., and Health First
          Physicians, Inc. (20) (Exhibit 2)
   2.10  Sublease dated December 29, 1995, between Sterling Medical Group of
          Florida, Inc., and Health First Physicians, Inc. (20) (Exhibit 3)
   2.11  Sublease dated December 29, 1995, between Sterling Medical Group of
          Florida, Inc., and Health First Physicians, Inc. (20) (Exhibit 4)
   2.12  Sublease dated December 29, 1995, between Sterling Medical Group of
          Florida, Inc., and Health First Physicians, Inc. (20) (Exhibit 5)
   2.13  Sublease dated December 29, 1995, between Sterling Medical Group of
          Florida, Inc., and Health First Physicians, Inc. (20) (Exhibit 6)
   2.14  Assignment and Assumption of Lease effective January 1, 1996, by
          Sterling Medical Group of Florida, Inc., to Health First Physicians,
          Inc. (20) (Exhibit 7)
   2.15  Assignment and Assumption of Lease effective January 1, 1996, by
          Sterling Medical Group of Florida, Inc., to Health First Physicians,
          Inc. (20) (Exhibit 8)
   3.1   Restated Articles of Incorporation of the Company. (4) (Exhibit 4.a)


   3.2   Restated Bylaws of the Company. (4) (Exhibit 4.b)
   4.1   Form of stock certificate evidencing shares of the Common Stock. (3)
          (Exhibit 7)
   4.2   Underwriter's Warrant Agreement dated as of February 9, 1993 between the Company and Barron Chase Securities, Inc. (1) (Exhibit 4.4)
 @10.1   1994 Stock Option Plan. (3) (Exhibit 8)
  10.2   Stock Restriction Agreement dated as of January 17, 1994 between the
          Company and Stephen J. Dresnick, M.D. (2) (Exhibit (1) (10.2))
  10.3   Stock Restriction Agreement dated as of January 17, 1994 between the
          Company and Stephen Lorenz. (2) (Exhibit (1) (10.3))
  10.4   Agreement dated January 17, 1994 among the Company, Sterling Miami,
          Inc., Sterling Healthcare, Inc., Stephen Dresnick, M.D. and Stephen
          Lorenz. (2) (Exhibit (1) (10.4))
  10.5   Redemption Agreement dated December 20, 1993 among predecessor of the
          Company, Stephen Dresnick, M.D. and Stephen Lorenz. (2) (Exhibit (2)
          (10.1))
  10.6   Shareholders' Agreement dated January 17, 1994 between Stephen J.
          Dresnick, M.D. and Stephen Lorenz. (2) (Exhibit (2) (10.2))
  10.7   Lease Agreement dated August 17, 1987, as amended, between Crown Tower
          Joint Venture and predecessor of the Company. (2) (Exhibit (2) (10.4))
  10.8   Lease Agreement dated July 9, 1993 between Eckel Personnel, Inc. and predecessor of the Company. (2) (Exhibit (2) (10.5))
  10.9   Lease Agreement dated June 1, 1991, as amended, between Interbrook
          Development Company and predecessor of the Company. (2) (Exhibit (2)
          (10.6))
  10.10  Sublease dated February 1, 1993 between Kitch, Saurbier, Drutchas,
          Wagner & Kenney, P.C. and predecessor of the Company. (2) (Exhibit
          (2) (10.7))
  10.11  Lease dated May 22, 1992 between Mall Road Trust and predecessor of the Company. (2) (Exhibit (2) (10.8))

 EXHIBIT                               DESCRIPTION
 -------                               -----------
 10.12   Lease dated May 6, 1993 between National City Bank, Northwest and predecessor of the Company. (2) (Exhibit (2) (10.9))
 10.13   Office Lease and Service Agreement dated January 1, 1993 between predecessor of the Company and James B. Potyka, M.D., P.A. d/b/a
          Emergency Physicians Affiliates. (2) (Exhibit (2) (10.10))
 10.14   Loan Agreement dated as of October 21, 1994 between First Union
          National Bank of North Carolina ("First Union") and the Company. (7)
          (Exhibit 2)
 10.15   Lease Agreement dated November 4, 1994 between Sterling Medical Group of Florida, Inc. and MR/Sterling Limited on 910 Malabar Road
          property. (8) (Exhibit 3)
 10.16   Lease Agreement dated November 4, 1994 between Sterling Medical Group of Florida, Inc. and MR/Sterling Limited on 2501 West New Haven Road
          property. (8) (Exhibit 4)
 10.17   Lease Agreement dated November 4, 1994 between Sterling Medical Group of Florida, Inc. and MR/Sterling Limited on 2240 North Wickham Road
          property. (8) (Exhibit 5)
 10.18   Lease Agreement dated November 4, 1994 between Sterling Medical Group of Florida, Inc. and MR/Sterling Limited on 1186 Highway A1A
          property. (8) (Exhibit 6)
 10.19   Employment Contract dated November 18, 1994 by and between Sterling
          Physician Services of America, Inc. and Robin C. Edwardsen. (9)
          (Exhibit 10.2)
 10.20   Employment Contract dated November 18, 1994 by and between Sterling
          Physician Services of America, Inc. and John E. Hill. (9) (Exhibit
          10.3)
 10.21   Employment Contract dated November 18, 1994 by and between Sterling
          Physician Services of America, Inc. and Stephen R. Manecke. (9)
          (Exhibit 10.4)
 10.22   Employment Contract dated November 18, 1994 by and between Sterling
          Physician Services of America, Inc. and Hobart C. Collins. (9)
          (Exhibit 10.5)
 10.23   Asset Purchase Agreement dated December 12, 1994 among Sterling
          Medical Group of Florida, Inc. and Patient Services of America, Inc.
          d/b/a Skylark Outpatient Center, Earl F. Hoop, Jr., O.R. Lewis,
          Wilburn G. Krause, Sammy K. Hanson, C.H. Hickox, Sr. and Bonnie
          Heath, III. (10) (Exhibit 2)
 10.24   Consulting Agreement dated January 3, 1995 between Sterling Medical
          Group of Florida, Inc. and Earl F. Hoop, Jr. (11) (Exhibit 2)
 10.25   Common Stock Option and Agreement dated January 31, 1995 granted to
          Henry O. Harper, Jr., M.D. pursuant to the Agreement and Plan of
          Merger and Consolidation dated January 24, 1995. (13) (Exhibit 10.3)
 10.26   Employment Agreement dated January 31, 1995 by and between the Company and Jerry Harper. (13) (Exhibit 10.4)
 10.27   Guaranty Assumption and Joinder Agreement dated as of January 31, 1995 by Sterling MedNet Emergency Services, Inc., Sterling Physicians
          Group of Texas, Inc. and Sterling MedNet Administrative Services,
          Inc. to First Union for the benefit of the Company. (13) (Exhibit
          10.5)
 10.28   First Amended and Restated Guarantor Security Agreement dated as of
          January 31, 1995 by Sterling Anesthesia, Inc., Sterling Medical
          Group, Inc., Sterling Medical Group of Florida, Inc., Sterling
          Medical Group of Michigan, Inc., Sterling Miami, Inc., Sterling
          Physician Services of America, Inc., Sterling Real Property
          Melbourne, Inc., Sterling Regional Emergency Services, Inc., Sterling
          Sub Texas, Inc., Sterling MedNet Emergency Services, Inc., Sterling
          Physicians Group of Texas, Inc. and Sterling MedNet Administrative
          Services, Inc. to First Union for the benefit of the Company. (13)
          (Exhibit 10.6)
 10.29   Trademark Security Agreement dated as of April 7, 1995 among First
          Union, Sterling MedNet Emergency Services, Inc. and Sterling
          Physicians Group of Texas, Inc. (13) (Exhibit 10.7)


 EXHIBIT                               DESCRIPTION
 -------                               -----------
 @10.30  Employment Contract dated February 21, 1995 between the Company and
          Paul Auerbach, M.D. (14) (Exhibit 10.30)
 @10.31  Amended and Restated Employment Contract dated as of January 1, 1995 between the Company and Stephen J. Dresnick, M.D. (14) (Exhibit 10.31)
 @10.32  Employment Contract dated July 15, 1994 between the Company and Susan
          F. Dill. (14) (Exhibit 10.32)
 @10.33  Amended and Restated Employment Contract dated January 1, 1995 between the Company and Jack S. Greenman, C.P.A. (14) (Exhibit 10.33)
 @10.34  Employment Contract dated July 15, 1994 between the Company and
          Stephen D. Lorenz. (14) (Exhibit 10.34)
 @10.35  Amended and Restated Employment Contract dated as of January 1, 1995 between the Company and Laura Seff. (14) (Exhibit 10.35)
  10.36  First Amendment dated as of June 30, 1995 to Loan Agreement dated as of October 21, 1994 among the Company, First Union and other lenders.
          (15) (Exhibit 1)
  10.37  Letter Agreement dated June 30, 1995 by certain subsidiaries of the
          Company in favor of First Union. (15) (Exhibit 2)
  10.38  Commitment Letter and Terms Sheet to the Company from First Union dated June 21, 1995. (15) (Exhibit 4)
  10.39  Credit Agreement dated as of August 31, 1995 among the Company, First
          Union and other lenders. (17) (Exhibit 2)
  10.40  Employment Contract dated as of September 1, 1995 between Sterling
          Professional Emergency Physicians, LLC and Dan Morhaim, M.D. and
          Addendum thereto. (18) (Exhibit 3)
  10.41  Consulting Agreement dated as of September 1, 1995 between the Company and International Medical Consulting, Inc. and Addendum thereto. (18)
          (Exhibit 4)
  10.42  Compensation Adjustment Agreement dated as of September 1, 1995 among the Company, Sterling Professional Emergency Physicians, LLC, Dan
          Morhaim, M.D., International Medical Consulting, Inc. and the
          stockholders of PEP. (18) (Exhibit 5)
 @10.43  Termination of Employment Contract dated October 13, 1995 between the
          Company and Susan F. Dill. (19) (Exhibit 10.1)
 11      Statement re Computation of Per Share Earnings.*
 21      Subsidiaries of the Company.*
 23      Consent of Coopers & Lybrand L.L.P.*
 99      Consent of Mel Gottlieb regarding nomination as director.*

--------
*   Filed herewith
@ Contracts with executive officers and other compensation plans for the benefit of executive officers of the Company.
    Documents incorporated by reference to the exhibit indicated to the following filings by the Company under the Securities Act of 1933, as amended ("Securities Act") or the Securities Exchange Act of 1934, as amended ("Exchange Act"):
(1) Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, Exchange Act File No. 1-13074.
(2) Registration Statement on Form S-4, Securities Act File No. 33-74546, filed with the Commission on January 28, 1994. (Exhibit numbers parenthetically referenced are as restated in Amendment No. 1 to that Registration Statement, filed with the Commission on April 4, 1994.)

(3) Current Report on Form 8-K, dated June 1, 1994, Exchange Act File No. 1-13074 for this and all subsequent reports filed under the Exchange Act.
(4)  Amendment No. 1 to Form 8-A, filed with the Commission on June 6, 1994.
(5)  Current Report on Form 8-K, dated July 5, 1994.
(6)  Current Report on Form 8-K, dated September 16, 1994.
(7)  Current Report on Form 8-K, dated October 21, 1994.
(8)  Current Report on Form 8-K, dated November 4, 1994.
(9)  Current Report on Form 8-K, dated November 15, 1994.
(10) Current Report on Form 8-K, dated December 12, 1994.
(11) Current Report on Form 8-K, dated January 3, 1995.
(12) Current Report on Form 8-K, dated January 24, 1995.
(13) Current Report on Form 8-K, dated January 31, 1995.
(14) Annual Report Form 10-K for fiscal year ended December 31, 1994.
(15) Current Report on Form 8-K, dated June 30, 1995.
(16) Current Report on Form 8-K, dated July 24, 1995.
(17) Current Report on Form 8-K, dated August 31, 1995.
(18) Current Report on Form 8-K, dated September 7, 1995.
(19) Current Report Form 8-K, dated October 13, 1995.
(20) Current Report on Form 8-K, dated December 29, 1995.

  b. Reports on Form 8-K:

    The Company filed the following Current Reports on Form 8-K or Form 8-K/A during the fiscal quarter ended December 31, 1995:

      1. Report dated October 13, 1995, including Items 5 and 7, regarding the resignation of Susan F. Dill. No financial statements were filed.

      2. Report dated September 7, 1995, including Item 7 (audited financial statements of PEP as of and for the year ended December 31, 1994, and unaudited pro forma condensed consolidated financial statements of the Company for the year ended December 31, 1994 and as of and for the six months ended June 30, 1995).

    The Company filed the following Current Report on Form 8-K after the fiscal quarter ended December 31, 1995:

    Report dated December 29, 1995, including Items 2 and 7 (financial statements of business acquired and pro forma financial information), regarding the sale of primary care clinics located in Brevard County, Florida.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: October 3, 1996                    Sterling Healthcare Group, Inc.
                                          (Registrant)


                                         By:    /s/ Stephen J. Dresnick
                                             ----------------------------------
                                               STEPHEN J. DRESNICK, M.D.
                                              CHAIRMAN AND CHIEF EXECUTIVE
                                                        OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


             SIGNATURE                       TITLE                 DATE
             ---------                       -----                 ----
        Stephen J. Dresnick           Chairman and Chief
------------------------------------   Executive Officer,    October 3, 1996
     STEPHEN J. DRESNICK, M.D.         director

        /s/ Jack S. Greenman          Chief Accounting
------------------------------------   Officer               October 3, 1996
       JACK S. GREENMAN, CPA

          /s/ Mel Gottlieb            Director
------------------------------------                         October 3, 1996
            MEL GOTTLIEB

        /s/ Glenn L. Halpryn          Director
------------------------------------                         October 3, 1996
          GLENN L. HALPRYN

          /s/ Diane Horner            Director
------------------------------------                         October 3, 1996
     DIANE HORNER, R.N., ED.D.

      /s/ Herbert A. Wertheim         Director
------------------------------------                         October 3, 1996
     HERBERT A. WERTHEIM, O.D.


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                          PAGES
                                                                          -----
FINANCIAL STATEMENTS:
  Report of Independent Accountants......................................  F-2
  Balance Sheets of Sterling Healthcare Group, Inc. as of December 31,
   1994 and 1995.........................................................  F-3
  Statements of Operations of Sterling Health Care Group, Inc. and
   Sterling Healthcare, Inc. for the year ended December 31, 1993........  F-4
  Statements of Operations of Sterling Health Care Group, Inc. and
   Sterling Healthcare, Inc. for the period of January 1, 1994 to May 31,
   1994, and Consolidated Statements of Operations of Sterling Healthcare
   Group, Inc. for the period from June 1, 1994 to December 31, 1994 and for the year ended December 31, 1995..................................  F-5
  Statements of Stockholders' Equity for Sterling Health Care Group, Inc.
   for the year ended December 31, 1993 and for the period from January
   1, 1994 to May 31, 1994...............................................  F-6
  Consolidated Statements of Stockholders' Equity for Sterling Healthcare
   Group, Inc. for the period from June 1, 1994 to December 31, 1994 and for the year ended December 31, 1995..................................  F-7
  Statements of Cash Flows for Sterling Health Care Group, Inc. and
   Sterling Healthcare, Inc. for the year ended December 31, 1993........  F-8
  Statements of Cash Flows for Sterling Health Care Group, Inc. and
   Sterling Healthcare, Inc. for the period from January 1, 1994 to May
   31, 1994, and the Consolidated Statements of Cash Flows for Sterling
   Healthcare Group, Inc. for the period from June 1, 1994 to December
   31, 1994 and for the year ended December 31, 1995.....................  F-9
  Notes to Consolidated Financial Statements............................. F-10
FINANCIAL STATEMENT SCHEDULE:
  Schedule II--Valuation and Qualifying Accounts......................... F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Sterling Healthcare Group, Inc.
Coral Gables, Florida

  We have audited the financial statements and the financial statement schedule of Sterling Health Care Group, Inc. and Sterling Healthcare, Inc. and the consolidated financial statements and the financial statement schedule of Sterling Healthcare Group, Inc. listed in the index on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Sterling Health Care Group, Inc. and Sterling Healthcare, Inc. for the year ended December 31, 1993 and the five months ended May 31, 1994 and the consolidated financial position of Sterling Healthcare Group, Inc. as of December 31, 1994 and 1995 and the consolidated results of their operations and their cash flows for the period June 1, 1994 to December 31, 1994 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Miami, Florida
March 15, 1996

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                                 BALANCE SHEETS

                                                      DECEMBER 31,  DECEMBER 31,
                                                          1994          1995
                                                      ------------  ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................... $    18,770   $ 2,071,173
  Accounts receivable--net...........................  14,853,714    29,858,846
  Subsidy and other receivables......................   2,084,482     2,972,859
  Deferred tax assets................................   1,179,713     2,370,074
  Income taxes receivable............................         --      1,032,096
  Prepaid expenses...................................     189,124       262,341
                                                      -----------   -----------
    Total current assets.............................  18,325,803    38,567,389
                                                      -----------   -----------
PROPERTY AND EQUIPMENT--net..........................   2,602,325     3,266,899
                                                      -----------   -----------
OTHER ASSETS:
  Excess of cost over net assets of businesses
   acquired, net.....................................   5,216,585    36,474,797
  Other assets.......................................     597,392       299,167
                                                      -----------   -----------
    Total other assets...............................   5,813,977    36,773,964
                                                      -----------   -----------
    Total assets..................................... $26,742,105   $78,608,252
                                                      ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable................... $   630,233   $ 1,477,511
  Accounts payable...................................     940,899     2,116,824
  Accrued expenses:
    Independent contractors..........................   4,121,399     7,186,736
    Billing costs....................................     435,197       937,442
    Other accrued expenses...........................     690,732     1,125,209
  Current portion of accrued liability for
   professional liability claims.....................     475,100       610,000
  Current portion of capital lease obligations.......     262,330       228,871
  Income taxes payable...............................   1,228,488       436,775
                                                      -----------   -----------
    Total current liabilities........................   8,784,378    14,119,368
LONG TERM LIABILITIES:
  Bank line of credit................................   2,662,242    10,000,000
  Notes payable, excluding current portion...........   1,426,231     1,362,145
  Accrued liability for professional liability
   claims, excluding current portion.................   2,013,400     2,440,000
  Capital lease obligations, excluding current
   portion...........................................     342,131       164,168
  Income taxes payable...............................   1,790,271       997,022
  Other long term payables...........................     100,000       392,275
                                                      -----------   -----------
    Total liabilities................................  17,118,653    29,474,978
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized, none issued and outstanding at
   December 31, 1994 and 1995........................         --            --
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 4,772,605 and 7,849,927 shares issued
   and outstanding at December 31, 1994 and 1995,
   respectively......................................         477           785
  Additional paid-in-capital.........................   8,567,792    45,182,727
  Retained earnings..................................   1,401,525     4,233,028
  Less: deferred compensation--stock options.........    (346,342)     (283,266)
                                                      -----------   -----------
    Total stockholders' equity.......................   9,623,452    49,133,274
                                                      -----------   -----------
    Total liabilities and stockholders' equity....... $26,742,105   $78,608,252
                                                      ===========   ===========

                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED
                                                            DECEMBER 31, 1993
                                                         -----------------------
                                                          STERLING    STERLING
                                                         HEALTH CARE HEALTHCARE
                                                         GROUP, INC.    INC.
                                                         ----------- -----------
Operating revenue, net.................................. $34,767,184 $13,855,253
                                                         ----------- -----------
Costs and expenses:
  Cost of affiliated physician services.................  22,219,048   8,920,676
  Medical support services..............................   2,045,894     986,598
  Selling, general and administrative...................   8,946,031   2,768,023
  Depreciation and amortization.........................     312,115      19,354
                                                         ----------- -----------
    Total operating expenses............................  33,523,088  12,694,651
                                                         ----------- -----------
    Operating income....................................   1,244,096   1,160,602
Other expense
  Interest expense......................................     259,748     169,122
                                                         ----------- -----------
Income before income tax provision......................     984,348     991,480
Income tax provision....................................         --          --
                                                         ----------- -----------
Net income.............................................. $   984,348 $   991,480
                                                         =========== ===========
Proforma income data (unaudited):
  Income before income tax provision, as reported....... $   984,348 $   991,480
  Proforma income tax provision.........................     371,000     343,400
                                                         ----------- -----------
    Proforma net income................................. $   613,348 $   648,080
                                                         =========== ===========


                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                            STATEMENTS OF OPERATIONS

                              FOR THE PERIOD         FOR THE PERIOD     FOR THE YEAR
                              JANUARY 1, 1994        JUNE 1, 1994 TO        ENDED
                              TO MAY 31, 1994       DECEMBER 31, 1994 DECEMBER 31, 1995
                          ------------------------  ----------------- -----------------
                           STERLING     STERLING        STERLING          STERLING
                          HEALTH CARE  HEALTHCARE,     HEALTHCARE        HEALTHCARE
                          GROUP, INC.     INC.         GROUP, INC.       GROUP, INC.
                          -----------  -----------  ----------------- -----------------
Operating revenue, net..  $15,345,426  $6,948,275      $39,255,573      $115,659,527
                          -----------  ----------      -----------      ------------
Costs and expenses:
 Cost of affiliated phy-
  sician services.......   10,126,617   4,282,506       26,353,093        69,734,593
 Medical support servic-
  es....................      956,522     428,497        1,370,582         6,251,041
 Selling, general and
  administrative........    3,422,800   1,463,387        8,744,954        29,322,393
 Depreciation and amor-
  tization..............      150,000      10,000          438,277         2,259,986
 Unusual items..........          --          --               --          1,589,908
                          -----------  ----------      -----------      ------------
 Total operating ex-
  penses................   14,655,939   6,184,390       36,906,906       109,157,921
                          -----------  ----------      -----------      ------------
 Operating income.......      689,487     763,885        2,348,667         6,501,606
                          -----------  ----------      -----------      ------------
Other income (expense)
 Interest income........          --          --            71,764            65,324
 Interest expense.......      (99,740)    (61,606)        (152,065)       (1,823,695)
                          -----------  ----------      -----------      ------------
 Other expense, net.....      (99,740)    (61,606)         (80,301)       (1,758,371)
                          -----------  ----------      -----------      ------------
Income before income tax
 provision..............      589,747     702,279        2,268,366         4,743,235
Income tax provision....    1,839,113     559,390          866,841         1,911,732
                          -----------  ----------      -----------      ------------
Net (loss) income.......  $(1,249,366) $  142,889      $ 1,401,525      $  2,831,503
                          ===========  ==========      ===========      ============
Net income per share:
 Primary................                               $      0.30      $       0.45
                                                       ===========      ============
 Assuming full dilu-
  tion..................                               $      0.30      $       0.45
                                                       ===========      ============
Average number of common
 and common equivalent
 shares outstanding:
 Primary................                                 4,683,578         6,271,129
                                                       ===========      ============
 Assuming full dilu-
  tion..................                                 4,683,578         6,326,804
                                                       ===========      ============
Proforma income data
 (unaudited):
 Income before income
  tax provision, as re-
  ported................  $   589,747  $  702,279
 Proforma income tax
  provision.............      228,844     260,386
                          -----------  ----------
 Proforma net income....  $   360,903  $  441,893
                          ===========  ==========

                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                     STERLING HEALTH CARE GROUP, INC.
                           -----------------------------------------------------
                             COMMON STOCK
                           ---------------- ADDITIONAL                 TOTAL
                           NUMBER OF         PAID-IN    RETAINED   STOCKHOLDERS'
                            SHARES   AMOUNT  CAPITAL    EARNINGS      EQUITY
                           --------- ------ ---------- ----------  -------------
Balance at December 31,
 1992....................      75     $ 75  $      --  $2,021,863   $2,021,938
Net income for the year..     --       --          --     984,348      984,348
                             ----     ----  ---------- ----------   ----------
Balance at December 31,
 1993....................      75       75         --   3,006,211    3,006,286
Net loss for the period
 January 1, 1994 to May
 31, 1994
 (Merger Date)...........     --       --          --  (1,249,366)  (1,249,366)
Transfer of S Corporation
 earnings to capital in
 excess of
 par value...............     --       --    1,756,845 (1,756,845)         --
                             ----     ----  ---------- ----------   ----------
Balance at May 31, 1994..      75     $ 75  $1,756,845 $      --    $1,756,920
                             ====     ====  ========== ==========   ==========

                                                    STERLING HEALTHCARE, INC.
                          ---------------------------------------------------------------------------------
                            COMMON STOCK                     TREASURY STOCK        RETAINED
                          -----------------  ADDITIONAL   ---------------------    EARNINGS       TOTAL
                          NUMBER OF            PAID-IN    NUMBER OF              (ACCUMULATED STOCKHOLDERS'
                           SHARES   AMOUNT     CAPITAL     SHARES     AMOUNT       DEFICIT)      EQUITY
                          --------- -------  -----------  --------- -----------  ------------ -------------
Balance at December 31,
 1992...................    2,500   $ 2,500  $   650,344      --    $       --    $(549,912)   $   102,932
Net income for the
 year...................      --        --           --       --            --      991,480        991,480
Treasury stock acquired
 (at cost)..............      --        --           --    (1,500)   (3,283,235)        --      (3,283,235)
                           ------   -------  -----------   ------   -----------   ---------    -----------
Balance at December 31,
 1993...................    2,500     2,500      650,344   (1,500)   (3,283,235)    441,568     (2,188,823)
Net income for the
 period January 1, 1994
 to May 31, 1994 (Merger
 Date)..................      --        --           --       --            --      142,889        142,889
Effective retirement of
 treasury shares........   (1,500)   (1,500)  (3,281,735)   1,500     3,283,235         --             --
Transfer of S
 Corporation earnings to
 capital in excess of
 par value..............      --        --       584,457      --            --     (584,457)           --
                           ------   -------  -----------   ------   -----------   ---------    -----------
Balance at May 31,
 1994...................    1,000   $ 1,000  $(2,046,934)     --    $       --    $     --     $(2,045,934)
                           ======   =======  ===========   ======   ===========   =========    ===========


                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                            STERLING HEALTHCARE GROUP, INC.
                          ---------------------------------------------------------------------
                            COMMON STOCK
                          ---------------- ADDITIONAL                 DEFERRED        TOTAL
                          NUMBER OF          PAID-IN     RETAINED  COMPENSATION-- STOCKHOLDERS'
                           SHARES   AMOUNT   CAPITAL     EARNINGS  STOCK OPTIONS     EQUITY
                          --------- ------ -----------  ---------- -------------- -------------
Balance at June 1, 1994,
 Merger Date--Proforma..         75  $ 75  $  (289,089) $      --    $     --      $  (289,014)
Issuance of stock, stock
 options and receipt of
 proceeds in connection
 with merger Frost Hanna
 Halpryn Capital Group,
 Inc....................  4,506,925   376    6,068,494         --     (369,000)      5,699,870
Stock issued for
 business acquisitions..    265,605    26    2,788,387         --          --        2,788,413
Amortization of deferred
 compensation...........        --    --           --          --       22,658          22,658
Net income for the
 period June 1, 1994 to
 December 31, 1994......        --    --           --    1,401,525         --        1,401,525
                          ---------  ----  -----------  ----------   ---------     -----------
Balance at December 31,
 1994...................  4,772,605   477    8,567,792   1,401,525    (346,342)      9,623,452
Stock issued for
 business acquisitions..  1,056,322   106   11,968,267         --          --       11,968,373
Stock options and
 warrants exercised.....     21,000     2      155,998         --          --          156,000
Issuance of common
 stock..................  2,000,000   200   24,515,670         --          --       24,515,870
Termination of deferred
 compensation options...        --    --       (25,000)        --       25,000             --
Amortization of deferred
 compensation...........        --    --           --          --       38,076          38,076
Net income for the
 year...................        --    --           --    2,831,503         --        2,831,503
                          ---------  ----  -----------  ----------   ---------     -----------
Balance at December 31,
 1995...................  7,849,927  $785  $45,182,727  $4,233,028   $(283,266)    $49,133,274
                          =========  ====  ===========  ==========   =========     ===========


                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                            STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31, 1993
                                                ------------------------------
                                                   STERLING        STERLING
                                                 HEALTH CARE      HEALTHCARE
                                                 GROUP, INC.         INC.
                                                --------------  --------------
Cash flows from operating activities:
 Net income.................................... $      984,348  $      991,480
                                                --------------  --------------
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation.................................        196,657          18,583
  Amortization.................................        115,458             771
  Changes in:
   Accounts receivable.........................     (2,259,365)       (754,350)
   Subsidy and other receivables...............        105,129          63,391
   Due from/to affiliate.......................        256,250        (256,250)
   Prepaid expenses............................         40,441          (2,722)
   Other assets................................        207,062         (25,770)
   Accounts payable, accrued expenses, and
    other payables.............................        659,368          24,577
   Accrued liability for professional liability
    claims.....................................        132,000        (182,470)
   Contract payable............................            --          (32,570)
   Other long term liabilities.................            --           37,160
   Hospital advances...........................       (361,996)            --
                                                --------------  --------------
    Net adjustments............................       (908,996)     (1,109,650)
                                                --------------  --------------
    Net cash provided by (used in) operating
     activities................................         75,352        (118,170)
                                                --------------  --------------
Cash flows from investing activities:
 Purchase of property and equipment............       (249,690)        (29,270)
                                                --------------  --------------
    Net cash used in investing activities......       (249,690)        (29,270)
                                                --------------  --------------
Cash flows from financing activities:
 Bank line of credit...........................      1,001,956             --
 Payments on notes payable.....................       (138,865)       (520,346)
 Advance to/from affiliate, redemption
  transaction..................................       (672,083)        672,083
 Payment of loan to Stockholder................         21,306             --
 Payment on capital lease obligations..........       (173,373)            --
                                                --------------  --------------
    Net cash provided by financing activities..         38,941         151,737
                                                --------------  --------------
Net (decrease) increase in cash and cash
 equivalents...................................       (135,397)          4,297
Cash and cash equivalents at beginning of
 period........................................        205,150          67,002
                                                --------------  --------------
Cash and cash equivalents at end of period..... $       69,753  $       71,299
                                                ==============  ==============

Supplemental cash flow disclosure:
  Cash paid for interest for Sterling Health Care Group, Inc. for the year ended December 31, 1993 was $271,000.
  Cash paid for interest for Sterling Healthcare, Inc. for the year ended December 31, 1993 was $152,000.

Supplemental disclosure of noncash investing activities:
  Sterling Health Care Group, Inc. entered into capital lease obligations approximating $424,000 during the year ended December 31, 1993.

Supplemental disclosure of noncash financing activities:
  In 1993, Sterling Healthcare, Inc. had noncash financing activities consisting of the purchase of 1,500 shares of common stock issued for promissory notes of $3,283,000.

                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                            STATEMENTS OF CASH FLOWS

                               FOR THE PERIOD        FOR THE PERIOD     FOR THE YEAR
                              JANUARY 1, 1994        JUNE 1, 1994 TO        ENDED
                              TO MAY 31, 1994       DECEMBER 31, 1994 DECEMBER 31, 1995
                           -----------------------  ----------------- -----------------
                            STERLING     STERLING       STERLING          STERLING
                           HEALTH CARE  HEALTHCARE     HEALTHCARE        HEALTHCARE
                           GROUP, INC.     INC.        GROUP, INC.       GROUP, INC.
                           -----------  ----------  ----------------- -----------------
Cash flows from operating
 activities:
 Net (loss) income.......  $(1,249,366) $ 142,889      $ 1,401,525      $  2,831,503
                           -----------  ---------      -----------      ------------
 Adjustments to reconcile
  net (loss) income to
  net cash provided by
  (used in) operating
  activities
 Depreciation............      150,000     10,000          366,231         1,110,562
 Amortization............          --         --            72,046         1,149,424
 Impairment of
  goodwill...............          --         --               --            434,602
 Loss on disposition of
  businesses.............          --         --               --            772,875
 Deferred income taxes...     (663,820)  (402,846)        (279,965)          124,081
 Deferred compensation--
  stock options..........          --         --            22,658            38,076
 Changes in:
  Accounts, subsidy and
   other receivables,
   net...................      130,371   (608,677)      (3,110,444)      (11,695,531)
  Due to/from
   affiliate.............     (618,548)   618,548              --                --
  Income taxes
   receivable............          --         --               --         (1,032,096)
  Prepaid expenses and
   other assets..........     (273,666)     2,722           10,535          (119,313)
  Accounts payable,
   accrued expenses, and
   other payables........      106,506    117,423          931,013         1,696,122
  Accrued liability for
   professional
   liability claims......      150,000        --          (124,216)         (738,500)
  Income taxes payable...    2,502,933    962,236         (603,419)       (1,645,023)
                           -----------  ---------      -----------      ------------
   Net adjustments.......    1,483,776    699,406       (2,715,561)       (9,904,721)
                           -----------  ---------      -----------      ------------
   Net cash provided by
    (used in)
    operating activities..     234,410    842,295       (1,314,036)       (7,073,218)
                           -----------  ---------      -----------      ------------
Cash flows from investing
 activities:
 Payments for acquisition
  of businesses less
  cash acquired*.........          --         --        (3,267,549)      (18,733,636)
 Proceeds from sale of
  businesses**...........          --         --               --          1,600,000
 Proceeds from disposals
  of property and
  equipment..............      155,115        --               --                --
 Purchases of property
  and equipment..........      (47,525)   (35,000)        (499,318)       (1,633,750)
                           -----------  ---------      -----------      ------------
   Net cash provided by
    (used in)
    investing activities..     107,590    (35,000)      (3,766,867)      (18,767,386)
                           -----------  ---------      -----------      ------------
Cash flows from financing
 activities:
 Proceeds from merger,
  net....................          --         --         5,699,870               --
 Proceeds from exercise
  of stock options and
  warrants...............          --         --               --            156,000
 Proceeds from issuance
  of common stock........          --         --               --         24,515,870
 (Proceeds) payments on
  line of credit, net....     (545,000)       --           207,242         7,337,579
 Payments on notes
  payable................     (210,910)  (342,394)        (779,524)       (3,816,807)
 Due from affiliate,
  redemption
  transaction............      427,083   (427,083)             --                --
 Payments on capital
  lease obligations......      (82,926)       --          (137,032)         (299,635)
                           -----------  ---------      -----------      ------------
   Net cash (used in)
    provided by
    financing activities..    (411,753)  (769,477)       4,990,556        27,893,007
                           -----------  ---------      -----------      ------------
Net (decrease) increase
 in cash and cash
 equivalents.............      (69,753)    37,818          (90,347)        2,052,403
Cash and cash equivalents
 at beginning of period..       69,753     71,299          109,117            18,770
                           -----------  ---------      -----------      ------------
Cash and cash equivalents
 at end of period........  $       --   $ 109,117      $    18,770      $  2,071,173
                           ===========  =========      ===========      ============
Supplemental cash flow
 disclosures:
 Cash payments during the
  year for:
 Interest................  $    93,042  $  84,689      $   105,201      $  1,676,376
                           ===========  =========      ===========      ============
 Income taxes............  $       --   $     --       $ 1,675,933      $  4,559,650
                           ===========  =========      ===========      ============
*Acquisitions of
 businesses, less cash
 acquired:
 Working capital,
  excluding cash.........                              $   357,327      $  3,038,472
 Property and equipment..                                  941,783           881,425
 Cost in excess of net
  assets acquired........                                5,265,435        32,783,882
 Other assets............                                  102,232           407,034
 Non-current
  liabilities............                                 (410,815)       (1,121,857)
 Issuance of note
  payable................                                 (200,000)       (5,286,946)
 Issuance of common
  stock..................                               (2,788,413)      (11,968,374)
                                                       -----------      ------------
  Cash paid..............                              $ 3,267,549      $ 18,733,636
                                                       -----------      ------------
**Proceeds from sale of
 businesses:
 Working capital,
  excluding cash.........                                               $  1,544,626
 Property and equipment..                                                    828,249
 Loss on sale of
  businesses.............                                                   (772,875)
                                                                        ------------
  Cash received..........                                               $  1,600,000
                                                                        ------------
Supplemental disclosure
 of noncash investing
 activities:
 New capital lease
  obligations............  $    57,000  $     --       $   131,000      $     91,000
                           ===========  =========      ===========      ============

                 See accompanying notes to financial statements

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION:

  On May 31, 1994 (the "Merger Date"), Sterling Miami, Inc. (f/k/a Sterling Health Care Group, Inc.) and Sterling Healthcare, Inc. (collectively "Sterling"), consummated a merger with Frost Hanna Halpryn Capital Group, Inc. ("FHH"), a publicly held Florida corporation resulting in Sterling Miami, Inc. and Sterling Sub Texas, Inc. (the assignee of substantially all of the assets and liabilities of Sterling Healthcare, Inc.) becoming wholly owned subsidiary corporations of FHH (the "Merger"). Under the terms of the Merger, FHH among other things, issued a total of 2,321,500 shares of its Common Stock (representing 51.5% of its outstanding Common Stock subsequent to the transaction) in exchange for all of the outstanding shares of Common Stock of Sterling and FHH changed its name to Sterling Healthcare Group, Inc. (the "Company"). The Merger resulted in both a change in the majority equity ownership and management of FHH and the cessation of FHH's business operations as previously conducted. The transaction has been accounted for as a capital transaction which is equivalent to the issuance of stock by Sterling for the net monetary assets of FHH accompanied by a recapitalization of Sterling.

  In October 1995, the Company completed a secondary offering in which 2,000,000 shares of common stock were issued which provided the Company with proceeds of approximately $24.5 million, net of expenses.

  The Company is a physician practice management company that provides physician contract management for hospital emergency and anesthesia departments in 19 states at December 31, 1995. The Company also operates 6 primary care medical facilities at December 31, 1995 in 3 states. The Company also has a physician recruiting and medical management consulting division and publishes a monthly magazine. Contractual arrangements with hospitals are primarily fee-for-service whereby hospitals agree to authorize the Company and its contracted healthcare professionals to contract directly with the patients. Therefore, the Company bills and collects directly from the patient or third party payor for the professional component of the charges for medical services rendered by the Company's contracted healthcare professionals. The Company contracts, on an independent contractor basis, directly with the physicians who provide such medical services. The physicians are compensated based on an hourly rate in accordance with independent contractor agreements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 (a) Basis of Presentation

  The accompanying consolidated financial statements as of December 31, 1994 and 1995 and for the seven months ended December 31, 1994 and for the year ended December 31, 1995 include the accounts of the Company and its wholly owned subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation.

  The financial statements for the year ended December 31, 1993 and for the period from January 1, 1994 to May 31, 1994 present Sterling's (predecessor's) results of operations and cash flows on a historical basis prior to the Merger.

 (b) Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 (c) Revenue Recognition and Accounts Receivable

  Revenue from patient services is reported on the accrual basis, net of estimated third-party contractual adjustments. Further adjustments are recorded to reflect amounts estimated to be uncollectible based upon individual contract experience. The allowance considered necessary to cover contractual adjustments and uncollectibles is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. Accounts receivable represents amounts due from third-party payors including Medicare and Medicaid, patients and others for services rendered. The Company has arrangements with certain hospitals for monthly subsidy amounts which either compensate for patient revenues not achieving specified levels or to fund front-end staffing and insurance costs.

  The concentration of credit risk relating to accounts and subsidy receivables is limited by the number and geographic dispersion of hospital emergency departments managed by the Company, as well as by the large number of patients and payors, including various governmental agencies in the states in which the Company operates. The Company does not require collateral relating to accounts or subsidy receivables. Revenues from governmental agencies made up approximately 26.0%, 26.8% and 30.2% of net operating revenue for the years ended December 31, 1993, 1994 and 1995.

 (d) Cash and Cash Equivalents

  Cash and cash equivalents are defined as highly liquid financial instruments with maturities of 90 days or less from the date of purchase and so near maturity that there is insignificant risk of changes in value because of interest changes. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, such balances may be in excess of the federally insured limit of $100,000.

 (e) Property and Equipment

  Property and equipment is recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives (5-30 years) of the respective assets. Equipment under capital leases is amortized using the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Maintenance and repairs are charged to expense as incurred. Significant renewals or betterments are capitalized. When property and equipment are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts and any relating gain or loss is reflected in earnings.

 (f) Other Assets

  The excess of cost over the fair value of net assets acquired is stated net of accumulated amortization and is being amortized on a straight-line method over terms which range principally from twenty-five to forty years. The excess of cost over the fair value of net assets acquired is stated net of accumulated amortization of $71,000 and $1,176,000 at December 31, 1994 and 1995, respectively.

  At each balance sheet date following the acquisition of a business, the Company reviews the carrying value of the goodwill to determine if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each acquired business, including hospital and physician contract changes, local market developments, changes in third party payments, national health care trends, and other publicly available information. If these external factors indicate that the goodwill will not be recoverable, as determined based upon undiscounted cash flows before interest charges of

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 (f) Other Assets, continued

the business acquired over the remaining amortization period, the carrying value of the goodwill will be reduced. In December 1995, the Company sold and closed a total of eight primary care clinics. In connection with the sale and closing, the Company recorded a charge for impairment of goodwill in the amount of $434,000. The Company does not believe there currently are any indicators that would require an additional adjustment to the carrying value of the goodwill or its remaining useful life at December 31, 1995.

  Unamortized loan costs, which consist of costs incurred in obtaining financing, are amortized over the term of the related debt.

 (g) Income Taxes

  Prior to the Merger Date, Sterling had elected to be treated as S Corporations and, accordingly, were not subject to Federal and State income taxes; instead Sterling's taxable income was the responsibility of Sterling's shareholders.

  Beginning May 31, 1994, the Company terminated its S Corporation status and became subject to Federal and State income taxes. The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.

 (h) Professional Liability Coverage

  The Company maintains professional liability coverage for the Company and its employee and independent contractor physicians on a claims made basis. The Company records an estimate, based on an actuarial valuation, of its liabilities for claims incurred but not reported. Such liabilities are not discounted.

 (i) Net Income Per Share

  Net income per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of outstanding options and warrants calculated using the treasury stock method.

  Proforma net income per share for the year ended December 31, 1994 is calculated by dividing proforma net income by the proforma weighted average number of common and common equivalent shares outstanding during the period assuming that the shares issued on the Merger Date to the original shareholders were issued on January 1, 1994. Common equivalent shares consist of the dilutive effect of outstanding options and warrants calculated using the treasury stock method.

 (j) Stock Options

  The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid-in capital. To the extent that the Company realizes an income tax benefit from the exercise or early disposition of certain stock options, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 (k) Reclassifications

  Cost of affiliated physician services consist of amounts paid to independent contractor and employee physicians. Medical support services consist principally of amounts paid to staff primary care clinics and for professional liability coverage. These amounts were previously classified as direct expenses. Such reclassifications did not affect operating income (loss).

 (l) Change in Accounting Standards

  Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" must be implemented by the Company in 1996. This statement requires that long-lived and certain intangible assets held and used by the Company be reviewed for impairment. This pronouncement is not expected to have a material impact on financial statements of the Company.

  SFAS No. 123, "Accounting for Stock-Based Compensation" must also be implemented by the Company in 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose proforma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

(3) ACQUISITIONS:

  The Company continued its acquisition strategy resulting in the consummation of the following acquisitions in 1994 and 1995 which have been accounted for using the purchase method of accounting for financial reporting purposes. Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of the acquisitions. In addition, the results of operations of the companies acquired have been included in the consolidated results of operations of the Company from the date of acquisition.

  In January 1995, the Company acquired the assets of the Skylark Outpatient Clinic from Patient Services of America, Inc. ("Skylark"). In addition to the acquisition, the Company entered into a consulting agreement with one of Skylark's shareholders. In consideration for the acquisition and consulting agreement, the Company issued an aggregate of 154,305 shares of the Company's Common Stock, valued at $1.5 million and $1.5 million in cash. Skylark, headquartered in Ocala, Florida operates a primary care medical facility at that location. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill in the amount of $3.0 million and is being amortized on a straight-line basis over 17 years.

  In January 1995, the Company consummated the acquisition of Medical Networks, Inc. ("MedNet"). The purchase price consisted of the Company issuing an aggregate of 692,114 shares of the Company's Common Stock valued at $6.7 million, $12 million in cash, and the issuance of $3.4 million of notes payable. The Company also granted a former MedNet shareholder options to purchase 75,000 shares of common stock at $12.00 per share vesting over a three year period. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill in the amount of $20.1 million and is being amortized on a straight-line basis over 40 years. MedNet, headquartered in Houston, Texas, is a medical management company contracting with 15 hospitals to provide emergency department services. MedNet also owns and operates three primary care facilities under the trade name MedStop.

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(3) ACQUISITIONS, CONTINUED

  In September 1995, the Company consummated the acquisition of Professional Emergency Physicians, P.A. ("PEP"). PEP, located in Baltimore, Maryland is a medical management company contracting with 5 hospitals to provide emergency department services. The purchase price consisted of the Company issuing an aggregate 209,903 shares of the Company's Common Stock valued at $3.1 million and $3.1 million in cash. Additional consideration will be issued or paid in fiscal 1996 in consideration for the adjusted equity of PEP as defined, on the acquisition date. The agreement also allows for contingent consideration on the two year anniversary date for the amount the Company's Common Stock is less than $17.22 but not less than $14.25. The Company also granted to certain PEP shareholders options to purchase 20,300 shares of Common Stock at $14.50 per share vesting over a three year period providing that the grantees of the options are still affiliated with the Company. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill in the amount of $6.6 million and is being amortized on a straight-line basis over 25 years.

  In July 1994, the Company acquired Regional Emergency Services, Inc. ("Regional"), a Birmingham, Alabama based company engaged in providing physician contract management services to 14 hospital emergency departments located in Alabama, Mississippi, and Tennessee. The purchase price consisted of the Company issuing an aggregate of 132,216 shares of the Company's Common Stock valued at $1.4 million and $400,000 in cash. The excess purchase price over the estimated fair values of the net assets acquired was recorded as goodwill in the amount of $1.9 million and is being amortized on a straight line basis over 25 years.

  In November 1994, the Company consummated the acquisition of Physician Services, Inc. d/b/a Physician Services of America and Brightstar Communications, Inc. (collectively "PSA"). The purchase price consisted of the Company issuing an aggregate of 133,389 shares of the Company's Common Stock valued at $1.4 million and $1.6 million in cash. The excess purchase price over the estimated fair value of the net assets acquired was recorded as goodwill in the amount of $2.6 million and is being amortized on a straight-line basis over 40 years. The Company also granted to certain PSA shareholders options to purchase 45,000 shares of the Company's Common Stock at $12.00 per share vesting over a period of two years. PSA, headquartered in Louisville, Kentucky, provides physician recruitment and medical management consulting to hospitals, group practices, HMOs, integrated delivery systems and insurance companies. PSA has also developed a recruiting service bureau used by hospitals to develop recruiting programs. In addition, PSA publishes Life in Medicine magazine which focuses on career opportunities for physicians.

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) ACQUISITIONS, CONTINUED

  The following unaudited consolidated results of operations give effect to the acquisitions as if they had occurred at the beginning of each fiscal year. Adjustments made in arriving at these results include increased interest expense on acquisition debt, amortization of goodwill and the application of the Company's existing effective tax rate on the combined proforma results. The unaudited proforma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred had the acquisitions occurred at the beginning of each fiscal year, nor is it necessarily indicative of future results of the combined companies (in thousands except per share amounts):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                             -----------------
                                                               1994     1995
                                                             -------- --------
   Operating revenue, net................................... $104,005 $125,289
                                                             ======== ========
   Operating income......................................... $  7,722 $  6,887
                                                             ======== ========
   Net income............................................... $  3,722 $  2,938
                                                             ======== ========
   Net income per share..................................... $   0.63 $   0.45
                                                             ======== ========

(4) UNUSUAL ITEMS

  In the fourth quarter of 1995, the Company recorded unusual charges of $1.6 million. This amount includes a $434,000 charge for impairment of goodwill, a $773,000 charge for the loss on disposition of businesses and $375,000 relating to the bankruptcy of one of its hospital clients. In the fourth quarter of 1995, the Company sold six and closed two primary care clinics (seven in Florida and one in Texas). The goodwill impairment and loss on sale are directly related to the sale and closure of the primary care clinics. These clinics accounted for approximately $3.7 million in revenue and generated an operating loss (including the unusual items) of $2.1 million for the year.

(5) ACCOUNTS RECEIVABLE AND OPERATING REVENUE:

  Trade accounts receivable consisted of the following at December 31:

                                                       1994          1995
                                                   ------------  ------------
   Gross trade receivables........................ $ 40,288,836  $ 76,528,290
   Less allowance for contractual adjustments and
    uncollectibles................................  (25,435,122)  (46,669,444)
                                                   ------------  ------------
                                                   $ 14,853,714  $ 29,858,846
                                                   ============  ============

  Net operating revenue consisted of the following:

                                                          YEAR ENDED
                                                       DECEMBER 31, 1993
                                                   --------------------------
                                                     STERLING      STERLING
                                                   HEALTH CARE   HEALTHCARE,
                                                   GROUP, INC.       INC.
                                                   ------------  ------------
   Gross patient revenue.......................... $ 64,471,862  $ 22,291,047
   Less contractual adjustments and
    uncollectibles................................  (35,584,677)  (11,146,895)
   Other revenues.................................    5,879,999     2,711,101
                                                   ------------  ------------
                                                   $ 34,767,184  $ 13,855,253
                                                   ============  ============

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) ACCOUNTS RECEIVABLE AND OPERATING REVENUE, CONTINUED

                                FOR THE PERIOD           FOR THE PERIOD     FOR THE YEAR
                                JANUARY 1, 1994          JUNE 1, 1994 TO        ENDED
                                TO MAY 31, 1994         DECEMBER 31, 1994 DECEMBER 31, 1995
                         ------------------------------ ----------------- -----------------
                           STERLING                         STERLING          STERLING
                         HEALTH CARE       STERLING        HEALTH CARE    HEALTHCARE GROUP,
                         GROUP, INC.   HEALTHCARE, INC.    GROUP, INC.          INC.
                         ------------  ---------------- ----------------- -----------------
Gross patient revenue... $ 31,955,611    $12,857,960      $ 70,686,262      $ 204,418,940
Less contractual
 adjustments and
 uncollectibles.........  (18,991,541)    (6,834,351)      (38,074,737)      (109,744,395)
Other revenues..........    2,381,356        924,666         6,644,048         20,984,982
                         ------------    -----------      ------------      -------------
                         $ 15,345,426    $ 6,948,275      $ 39,255,573      $ 115,659,527
                         ============    ===========      ============      =============

  No single customer accounted for greater than 10% of revenues for the years ended December 31, 1993, 1994 or 1995.

(6) PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following at December 31:

                                                          1994         1995
                                                       -----------  -----------
   Land............................................... $    25,000  $    25,000
   Building...........................................     139,825      139,825
   Furniture and fixtures.............................     581,090      822,394
   Office equipment, medical equipment and comp.......   2,903,031    3,948,254
   Leasehold improvements.............................      59,452      365,731
                                                       -----------  -----------
                                                         3,708,398    5,301,204
   Accumulated depreciation and amortization..........  (1,106,073)  (2,034,305)
                                                       -----------  -----------
   Property and equipment, net........................ $ 2,602,325  $ 3,266,899
                                                       ===========  ===========

(7) NOTES PAYABLE:

  Notes payable consisted of the following at December 31:

                                                            1994       1995
                                                         ---------- ----------
   Notes payable to former shareholders of Sterling
    Healthcare, Inc., interest at rates ranging from 5%
    to 5.54%, payable in 60 monthly installments to
    maturity, January 1998.............................  $2,056,464 $1,372,895
   Notes payable to former shareholder of MedNet,
    payable in January 1996............................         --     266,761
   Notes payable to former shareholder of Emergency
    Physicians Group, interest at prime, payable in two
    equal installments in December 1996 and 1997.......         --   1,200,000
                                                         ---------- ----------
     Total.............................................  $2,056,464 $2,839,656
                                                         ========== ==========

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) NOTES PAYABLE, CONTINUED

  Notes payable maturities as of December 31, 1995 are as follows:

   YEARS ENDING DECEMBER 31,
   -------------------------
      1996........................................................... $1,477,511
      1997...........................................................  1,301,997
      1998...........................................................     60,148
                                                                      ----------
                                                                      $2,839,656
                                                                      ==========

(8) BANK LINE OF CREDIT:

  On December 31, 1994, the Company had a $25 million revolving credit facility with an outstanding balance of $2,662,242 which was replaced on August 31, 1995 with a $50 million revolving credit facility. At December 31, 1995, the Company had an outstanding balance of $10,000,000.

  Total outstanding borrowings on October 1, 1997 will convert to a term loan payable in 20 equal quarterly installments of principle plus accrued interest. The extent of the credit facility is available at the Company's option, provided that total outstanding borrowings under the facility plus other permitted senior indebtedness shall not exceed a multiple of 3 times (2.75 times as of July 31, 1996 and 2.5 times as of July 31, 1997) the Company's consolidated annual cashflow, as defined. At December 31, 1995, $17 million in additional borrowings was available under the revolving credit facility. The line is collateralized by (i) the capital stock of all existing and future subsidiaries; (ii) intercompany notes executed by all subsidiaries; and (iii) all personal property of the Company. The revolving credit facility contains covenants that among other things, require the Company to maintain certain financial ratios and impose certain limitations with respect to additional indebtedness, mergers and acquisitions, liens and encumbrances, disposition of assets, transactions with related parties, investments and the payment of dividends. The Company was in compliance with the terms of the revolving credit facility at December 31, 1995.

  The interest rate is determined based on the Company's ratio of senior debt to annualized cash flow, as defined, and accrues at the bank's prime rate plus
 .25% to .75%, payable quarterly, or the LIBOR rate plus 1.50% to 2.25%, payable at the end of each interest period, at the Company's option. As of December 31, 1994 and 1995, the interest rate was 8.75% and 8.125%, respectively. The weighted average interest rate on short term borrowings was 6.5%, 6.8% and 8.4% for the years ended December 31, 1993, 1994 and 1995, respectively.

  Based upon the amount outstanding at December 31, 1995 under the revolving credit facility, maturities for each of the next five years and thereafter would be as follows, assuming conversion to a note payable on October 1, 1997:

   YEARS ENDING DECEMBER 31,
   -------------------------
      1997.......................................................... $   500,000
      1998..........................................................   2,000,000
      1999..........................................................   2,000,000
      2000..........................................................   2,000,000
      thereafter....................................................   3,500,000
                                                                     -----------
                                                                     $10,000,000
                                                                     ===========

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(9) COMMITMENTS AND CONTINGENCIES:

  The Company leases office facilities, primary care medical facilities, certain furniture and equipment, and automobiles under noncancelable operating leases which expire at various dates through October 2009. Leases for office and primary care medical facilities contain a provision for rent escalation due to increased expenses, taxes, and cost of living.

  Additionally, the Company leases equipment under capital leases which expire at various dates through March 1999. The cost and accumulated amortization of such equipment were $1,004,668 and $359,772, and $1,121,930 and $559,027, at
December 31, 1994 and 1995, respectively.

  Future minimum payments required under capital and operating leases at December 31, 1995 are as follows:

                                                                       RENTS
                                                                     RECEIVABLE
                                                CAPITAL   OPERATING    UNDER
   YEARS ENDING DECEMBER 31,                     LEASES    LEASES    SUBLEASES
   -------------------------                    -------- ----------- ----------
     1996...................................... $297,072 $ 1,753,312 $  283,776
     1997......................................  154,094   1,489,555    264,288
     1998......................................   47,330   1,365,125    254,400
     1999......................................    4,004   1,243,302    254,400
     2000......................................        0     957,831    256,944
     thereafter................................        0   4,837,340    674,150
                                                -------- ----------- ----------
       Total minimum lease payments............  502,500 $11,646,465 $1,987,958
                                                         =========== ==========
     Less amount representing interest on
      obligations under capital leases.........  109,461
                                                --------
     Present value of net minimum lease
      payments................................. $393,039
                                                ========

  Rent expense for the Company for the years ended December 31, 1993, 1994 and 1995 was $455,000, $582,000 and $1,731,000, respectively.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of business, most of which involve claims of medical malpractice and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to these matters will not have a material impact on the Company's consolidated results of operations, financial position or liquidity.

(10) RELATED PARTY TRANSACTIONS:

  Prior to the Merger, Sterling Health Care Group, Inc. provided certain management services to Sterling Healthcare, Inc. Such amounts which were included in operating revenue, net, for Sterling Health Care Group, Inc. and in selling, general and administrative expenses for Sterling Healthcare, Inc. were $810,000 and $695,000 for the year ended December 31, 1993 and for the five month period ended May 31, 1994, respectively. In addition, Sterling Healthcare, Inc. also reimbursed Sterling Health Care Group, Inc. for its allocated share of the cost of professional liability insurance expense. Such reimbursements, which were included in operating revenue, net, for Sterling Health Care Group, Inc. and in medical support services expenses for Sterling Healthcare, Inc., amounted to $987,000 and $428,000 for the year ended December 31, 1993 and for the five month period ended May 31, 1994, respectively.

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(11) EMPLOYEE BENEFIT PLAN:

  The Company maintains a 401(k) employee benefit plan (the "Plan") for eligible employees who are twenty-one years of age and have completed one year of service. The employee contributions are voluntary ranging up to 14% of salary with no required matching contribution by the Company. The Company did not make a contribution to the Plan for any of the periods presented.

(12) INCOME TAXES:

  Effective on the Merger Date, Sterling terminated its S Corporation status. Prior to such time, Sterling and its shareholders had elected to be treated as S corporations. As such, Sterling's taxable income was included in the individual returns of its shareholders for Federal and State income tax purposes. The accompanying statements of operations for the five month period ended May 31, 1994 include a one time nonrecurring charge of $2.4 million ($1.8 million for Sterling Health Care Group, Inc. and $559,000 for Sterling Healthcare, Inc.) as a result Sterling's termination of S corporation status and the adoption of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Such provision consists of the effects of requiring certain C corporations to report taxable income on the accrual basis as contrasted to the cash basis of reporting taxable income previously elected by Sterling, offset by future deductible amounts relating principally to the Sterling's allowance for doubtful accounts and accrued liability for professional liability claims. The liability for the conversion to the accrual method of reporting taxable income is payable over four years.

  Net income as presented for Sterling prior to the Merger, does not include a provision for income taxes for the periods prior to the Merger Date. Accordingly, for informational purposes, unaudited pro forma information reflects the incremental tax expense that Sterling would have incurred had it been subject to Federal and State income taxes for all periods presented.

  The following reflects the actual income tax expense of Sterling for the period from January 1, 1994 to May 31, 1994, as discussed above, and of the Company for the period from June 1, 1994 to December 31, 1994 and for the year ended December 31, 1995.

                             FOR THE PERIOD       FOR THE PERIOD     FOR THE YEAR
                            JANUARY 1, 1994       JUNE 1, 1994 TO        ENDED
                            TO MAY 31, 1994      DECEMBER 31, 1994 DECEMBER 31, 1995
                         ----------------------- ----------------- -----------------
                          STERLING     STERLING      STERLING          STERLING
                         HEALTH CARE  HEALTHCARE    HEALTHCARE        HEALTHCARE
                         GROUP, INC.     INC.       GROUP, INC.       GROUP, INC.
                         -----------  ---------- ----------------- -----------------
Current:
  Federal............... $2,137,104    $845,112      $ 974,870        $2,190,978
  State.................    365,829     117,124        171,936           326,405
                         ----------    --------      ---------        ----------
                          2,502,933     962,236      1,146,806         2,517,383
                         ----------    --------      ---------        ----------
Deferred:
  Federal...............   (566,796)   (318,276)      (240,044)         (497,501)
  State.................    (97,024)    (84,570)       (39,921)         (108,150)
                         ----------    --------      ---------        ----------
                           (663,820)   (402,846)      (279,965)         (605,651)
                         ----------    --------      ---------        ----------
    Total income tax
     provision.......... $1,839,113    $559,390      $ 866,841        $1,911,732
                         ==========    ========      =========        ==========

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(12) INCOME TAXES, CONTINUED

  The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for the period from June 1, 1994 to December 31, 1994 and for the year ended December 31, 1995.

                                            FOR THE PERIOD     FOR THE YEAR
                                            JUNE 1, 1994 TO        ENDED
                                           DECEMBER 31, 1994 DECEMBER 31, 1995
                                           ----------------- -----------------
   Federal statutory rate.................       35.0 %            35.0 %
   Federal sutax exemption................       (1.0)%            (1.0)%
   State taxes, net of federal income tax
    benefit...............................        3.9 %             3.1 %
   Other..................................        0.3 %             3.4 %
                                                 ----              ----
   Effective tax rate.....................       38.2 %            40.5 %
                                                 ====              ====

  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities recorded on the balance sheet at December 31, 1994 and 1995 are as follows:

                                           DECEMBER 31, 1994 DECEMBER 31, 1995
                                           ----------------- -----------------
   DEFERRED TAX ASSETS:
     Allowance for uncollectible
      accounts............................    $1,123,154        $2,307,580
     Accrued liability for professional
      liability claims....................       362,308           321,256
     Other................................        14,593            27,038
                                              ----------        ----------
     Deferred tax assets..................     1,500,055         2,655,874
                                              ----------        ----------
   DEFERRED TAX LIABILITIES:
     Depreciation and amortization........      (106,458)         (656,625)
                                              ----------        ----------
     Deferred tax liabilities.............      (106,458)         (656,625)
                                              ----------        ----------
     Net deferred tax assets..............    $1,393,597        $1,999,249
                                              ==========        ==========

  No valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized.

(13) STOCK OPTIONS, STOCK COMPENSATION AND WARRANTS:

  In January 1994, the Company adopted an incentive stock option and non-qualified stock option plan (the "Option Plan"). The Option Plan provides for the granting of up to a maximum of 450,000 shares of Common Stock by January 10, 2004. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option may not exceed ten years. The option price may be paid in cash or shares of the Company's Common Stock.

  On the Merger Date, certain key officers and employees of the Company were awarded 369,000 stock options outside the Option Plan at an exercise price of $12.00 per share. The options vest 9 1/2 years after the date of the award or earlier if certain performance targets are met. Unearned compensation was recorded at the measurement date based upon the market value of shares. Unearned compensation, which is shown as a separate component of stockholders' equity, is being amortized to expense over the 9 1/2 year vesting period. The amounts amortized to expense for the seven month period ended December 31, 1994 and for the year ended December 31, 1995 were $22,658 and $38,076, respectively. During 1995, 25,000 of these options were canceled, resulting in a reduction in the unamortized deferred compensation of $25,000.

                        STERLING HEALTHCARE GROUP, INC.
                          (AND PREDECESSOR ENTITIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(13) STOCK OPTIONS, STOCK COMPENSATION AND WARRANTS, CONTINUED

  During 1994 and 1995, the Company granted additional stock options outside the Option Plan. The options vest over periods of one to four years.

  The following table reflects option activity for the years ended December 31, 1994 and 1995:

                                                            OPTION ACTIVITY
                                                           UNDER OPTION PLAN
                                                         ---------------------
                                                          1994       1995
                                                         ------- -------------
   Options outstanding at beginning of year.............       0        52,950
     Granted............................................  52,950       127,300
     Exercised..........................................       0        (1,000)
     Canceled...........................................       0       (18,850)
                                                         ------- -------------
   Options outstanding at end of year...................  52,950       160,400
                                                         ------- -------------
   Options exercisable at end of year...................  25,975        44,600
                                                         ------- -------------
   Price range of options outstanding at end of year....  $12.00 $12.00-$14.50
                                                         ------- -------------
   Options available for future grants at end of year... 397,050       288,600
                                                         ======= =============
                                                            OPTION ACTIVITY
                                                          OUTSIDE OPTION PLAN
                                                         ---------------------
                                                          1994       1995
                                                         ------- -------------
   Options outstanding at beginning of year.............       0       595,500
     Granted............................................ 595,500       775,000
     Canceled...........................................       0       (35,000)
                                                         ------- -------------
   Options outstanding at end of year................... 595,500     1,335,500
                                                         ------- -------------
   Options exercisable at end of year...................  98,167       437,333
                                                         ------- -------------
   Price range of options outstanding at end of year....  $12.00  $9.97-$13.75
                                                         ======= =============

  In December 1992, in connection with FHH's initial public offering, warrants to purchase up to 117,550 shares were issued to the underwriter. The warrants are exercisable at $7.20 per share for a period of four years commencing on December 31, 1993. As of December 31, 1994, none of these warrants had been exercised. As of December 31, 1995, 20,000 of these warrants had been exercised.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

  The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of those instruments.

  The carrying amount of debt outstanding under the revolving credit facility approximates fair market value because the interest rate is variable, based upon prime or LIBOR.

  The fair value of the Company's notes payable at December 31, 1995 is estimated based upon the rates applicable to the revolving credit facility as follows:

                                                            CARRYING     FAIR
                                                             VALUE      VALUE
                                                           ---------- ----------
   Notes payable.......................................... $2,839,656 $2,799,244

                        STERLING HEALTHCARE GROUP, INC.
                           (AND PREDECESSOR ENTITIES)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                            YEAR ENDED DECEMBER 31, 1993
                                            ------------------------------
                                               STERLING       STERLING
                                             HEALTH CARE     HEALTHCARE,
                                             GROUP, INC.        INC.
                                            --------------  --------------
Allowance for contractual adjustments and
 uncollectibles:
 Balance at beginning of year.............. $    8,985,056  $   2,778,602
 Provision charged against operating
  revenue..................................     35,584,677     11,146,895
 Accounts receivable written-off (net of
  recoveries)..............................    (30,218,544)    (9,660,822)
                                            --------------  -------------
Balance at end of year..................... $   14,351,189  $   4,264,675
                                            ==============  =============

                               FOR THE PERIOD         FOR THE PERIOD
                              JANUARY 1, 1994         JUNE 1, 1994 TO  FOR THE YEAR ENDED
                              TO MAY 31, 1994        DECEMBER 31, 1994 DECEMBER 31, 1995
                          -------------------------  ----------------- ------------------
                            STERLING     STERLING        STERLING           STERLING
                          HEALTH CARE   HEALTHCARE,     HEALTHCARE         HEALTHCARE
                          GROUP, INC.      INC.         GROUP, INC.       GROUP, INC.
                          ------------  -----------  ----------------- ------------------
Allowance for
 contractual adjustments
 and uncollectibles:
 Balance at beginning of
  period................  $ 14,351,189  $ 4,264,675    $ 24,378,389       $ 25,435,122
 Provision charged
  against operating
  revenue...............    18,991,541    6,834,351      38,074,737        109,744,395
 Accounts receivable
  written-off (net of
  recoveries)...........   (14,875,620)  (5,187,747)    (37,018,004)       (88,510,073)
                          ------------  -----------    ------------       ------------
Balance at end of
 period.................  $ 18,467,110  $ 5,911,279    $ 25,435,122       $ 46,669,444
                          ============  ===========    ============       ============